Form 10-Q
period 1995-09-30
PARKER & PARSLEY 88 A L P
filed 1995-11-13
CIK 828186

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                   Commission File No. 33-19659-01

                     PARKER & PARSLEY 88-A, L.P.
       (Exact name of Registrant as specified in its charter)

           Delaware                             75-2225738
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
             Midland, Texas                        79701
(Address of principal executive offices)         (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                           Not applicable
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes    /x/    No   / /

                        Page 1 of 11 pages.
                      There are no exhibits.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                      1995             1994
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash, including interest bearing deposits of
     $187,042 at September 30 and $118,620
     at December 31                                $   187,142     $   118,721
   Accounts receivable - oil and gas sales             117,370         130,263
                                                    ----------      ----------
          Total current assets                         304,512         248,984

Oil and gas properties - at cost, based on the
   successful efforts accounting method             10,059,559      10,052,895
     Accumulated depletion                          (5,599,686)     (5,295,318)
                                                    ----------      ----------
          Net oil and gas properties                 4,459,873       4,757,577
                                                    ----------      ----------
                                                   $ 4,764,385     $ 5,006,561
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    58,160     $    29,943

Partners' capital:
   Limited partners (12,935 interests)               4,658,921       4,926,608
   Managing general partner                             47,304          50,010
                                                    ----------      ----------
                                                     4,706,225       4,976,618
                                                    ----------      ----------
                                                   $ 4,764,385     $ 5,006,561
                                                    ==========      ==========



     The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

     The  accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                    1995        1994        1995        1994

Revenues:
  Oil and gas sales              $ 280,084   $ 315,225   $ 890,762   $ 896,582
  Interest income                    3,527       1,770       8,307       3,577
                                  --------    --------    --------    --------
     Total revenues                283,611     316,995     899,069     900,159

Costs and expenses:
  Production costs                 132,734     141,808     393,848     436,666
  General and administrative
    expenses                         8,403       9,457      26,723      26,898
  Depletion                         99,307      89,781     304,368     293,782
                                  --------    --------    --------    --------
     Total costs and expenses      240,444     241,046     724,939     757,346
                                  --------    --------    --------    --------
Net income                       $  43,167   $  75,949   $ 174,130   $ 142,813
                                  ========    ========    ========    ========
Allocation of net income:
  Managing general partner       $     431   $     760   $   1,741   $   1,428
                                  ========    ========    ========    ========
  Limited partners               $  42,736   $  75,189   $ 172,389   $ 141,385
                                  ========    ========    ========    ========
Net income per limited
  partnership interest           $    3.31   $    5.81   $   13.33   $   10.93
                                  ========    ========    ========    ========
Distributions per limited
  partnership interest           $   11.51   $   11.50   $   34.02   $   32.46
                                  ========    ========    ========    ========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)


                                     Managing
                                     general        Limited
                                     partner        partners        Total


Balance at January 1, 1994           $ 53,913      $5,312,998      $5,366,911

    Distributions                      (4,241)       (419,850)       (424,091)

    Net income                          1,428         141,385         142,813
                                      -------       ---------       ---------
Balance at September 30, 1994        $ 51,100      $5,034,533      $5,085,633
                                      =======       =========       =========


Balance at January 1, 1995           $ 50,010      $4,926,608      $4,976,618

    Distributions                      (4,447)       (440,076)       (444,523)

    Net income                          1,741         172,389         174,130
                                      -------       ---------       ---------
Balance at September 30, 1995        $ 47,304      $4,658,921      $4,706,225
                                      =======       =========       =========





     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine months ended
                                                          September 30,
                                                       1995           1994

Cash flows from operating activities:

  Net income                                        $  174,130     $  142,813
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depletion                                         304,368        293,782
  Changes in assets and liabilities:
   Decrease in accounts receivable                      12,893          3,105
   Increase in accounts payable                         28,217         37,617
                                                     ---------      ---------
     Net cash provided by operating activities         519,608        477,317

Cash flows from investing activities:

  Additions to oil and gas properties                   (6,664)        (5,186)

Cash flows from financing activities:

  Cash distributions to partners                      (444,523)      (424,091)
                                                     ---------      ---------
Net increase in cash and cash equivalents               68,421         48,040
Cash and cash equivalents at beginning of period       118,721        104,442
                                                     ---------      ---------
Cash and cash equivalents at end of period          $  187,142     $  152,482
                                                     =========      =========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 88-A, L.P. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

The Registrant was formed June 30, 1988. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company (" PPDC") which was merged into Parker & Parsley Development L.P. (" PPDLP") on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $12,935,000 representing 12,935 interests ($1,000 per interest) sold to a total of 999 limited partners.

Since its formation, the Registrant invested $10,335,381 in various prospects that were drilled in Texas. At September 30, 1995, the Registrant had 39 producing oil wells with one well plugged and abandoned during 1989.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $890,762 from $896,582 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in revenues resulted from a 13% decline in barrels of oil produced and sold, offset by an 8% increase in mcf of gas produced and sold and increases in the average prices received per barrel of oil and mcf of gas. For the nine months ended September 30, 1995, 36,546 barrels of oil were sold compared to 42,080 for the same period in 1994, a decrease of 5,534 barrels. For the nine months ended September 30, 1995, 148,060 mcf of gas were sold compared to 137,126 for the same period in 1994, an increase of 10,934 mcf. The decrease in oil production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production volumes was due to operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased 9% from $15.86 for the nine months ended September 30, 1994 to $17.33 for the same period in 1995 while the average price received per mcf of gas increased 4% from $1.67 during the nine months ended September 30, 1994 to $1.74 for the same period in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

COSTS AND EXPENSES:

Total costs and expenses decreased to $724,939 for the nine months ended September 30, 1995 as compared to $757,346 for the same period in 1994, a decrease of $32,407, or 4%. This decrease was due to declines in production costs and general and administrative expenses ("G&A"), offset by an increase in depletion.

Production costs were $393,848 for the nine months ended September 30, 1995 and $436,666 for the same period in 1994 resulting in a $42,818 decrease, or 10%. The decrease was due to a decline in well repair and maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, from $26,898 for the nine months ended September 30, 1994 to $26,723 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $304,368 for the nine months ended September 30, 1995 compared to $293,782 for the same period in 1994. This represented an increase in depletion of $10,586, or 4%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 5,534 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.38 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.29 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.79 per barrel.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $280,084 from $315,225 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 11%. The decrease in revenues resulted from a 17% decline in barrels of oil produced and sold and a decline in the average price received per barrel of oil, offset by an 11% increase in mcf of gas produced and sold and an increase in the average price received per mcf of gas. For the three months ended September 30, 1995, 11,578 barrels of oil were sold compared to 13,908 for the same period in 1994, a decrease of 2,330 barrels. For the three months ended September 30, 1995, 53,073 mcf of gas were sold compared to 47,972 for the same period in 1994, an increase of 5,101 mcf. The decrease in oil production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production volumes was due to operational changes on several wells.

The average price received per barrel of oil decreased 5% from $17.42 for the three months ended September 30, 1994 to $16.60 for the same period in 1995. The average price received per mcf of gas increased 9% from $1.52 during the three months ended September 30, 1994 to $1.65 for the same period in 1995.

COSTS AND EXPENSES:

Total costs and expenses decreased to $240,444 for the three months ended September 30, 1995 as compared to $241,046 for the same period in 1994, a decrease of $602. This decrease was due to declines in production costs and G&A, offset by an increase in depletion.

Production costs were $132,734 for the three months ended September 30, 1995 and $141,808 for the same period in 1994, resulting in a $9,074 decrease, or 6%. The decrease consisted of declines in well repair and maintenance costs, production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate,

11% from $9,457 for the three months ended September 30, 1994 to $8,403 for the same period in 1995.

Depletion was $99,307 for the three months ended September 30, 1995 compared to $89,781 for the same period in 1994. This represented an increase in depletion of $9,526, or 11%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 2,330 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.38 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.29 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities increased to $519,608 during the nine months ended September 30, 1995, a 9% increase from the same period ended September 30, 1994. This increase was due to an increase in oil and gas sales and a decline in production costs. The increase in oil and gas sales was due to an increase in mcf of gas produced and sold and increases in the average prices received per barrel of oil and mcf of gas. The decline in production costs was primarily due to a decrease in well repair and maintenance costs.

NET CASH USED IN INVESTING ACTIVITIES

The Registrant's principal investing activities during the nine months ended September 30, 1995 was for repair and maintenance activity on various oil and gas properties.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $444,523 of which $440,076 was distributed to the limited partners and $4,447 to the managing general partner. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $424,091 of which $419,850 was distributed to the limited partners and $4,241 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ACCOUNTING STANDARD ON IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


                           PART II. OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits - none

     (b)   Reports on Form 8-K - none

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PARKER & PARSLEY 88-A, L.P.

                               By:  Parker & Parsley Development L.P.,
                                     Managing General Partner

                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  November 9, 1995       By:   /s/ Steven L. Beal
                                     --------------------------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA