Form 10-Q
period 1996-03-31
PARKER & PARSLEY 88 A L P
filed 1996-05-14
CIK 828186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       or

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

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information
Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1996            1995
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $205,329 at March 31 and
    $212,946 at December 31                        $   205,829     $   213,046
  Accounts receivable - oil and gas sales              142,362         136,424
                                                    ----------      ----------

         Total current assets                          348,191         349,470

Oil and gas properties - at cost, based on the
  successful efforts accounting method              10,060,704      10,059,560
    Accumulated depletion                           (6,355,892)     (6,287,308)
                                                    ----------      ----------

         Net oil and gas properties                  3,704,812       3,772,252
                                                    ----------      ----------

                                                   $ 4,053,003     $ 4,121,722
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    36,166     $    61,407

Partners' capital:
  Limited partners (12,935 interests)                3,976,427       4,019,470
  Managing general partner                              40,410          40,845
                                                    ----------      ----------

                                                     4,016,837       4,060,315
                                                    ----------      ----------

                                                   $ 4,053,003     $ 4,121,722
                                                    ==========      ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended
                                                            March 31,
                                                       1996           1995
                                                    ----------     ----------
Revenues:
   Oil and gas sales                                $  311,476     $  302,817
   Interest income                                       2,617          2,093
                                                     ---------      ---------

          Total revenues                               314,093        304,910

Costs and expenses:
   Production costs                                    129,274        134,117
   General and administrative expenses                   9,344          9,085
   Depletion                                            68,584        103,700
                                                     ---------      ---------

          Total costs and expenses                     207,202        246,902
                                                     ---------      ---------

Net income                                          $  106,891     $   58,008
                                                     =========      =========

Allocation of net income:
   Managing general partner                         $    1,069     $      580
                                                     =========      =========

   Limited partners                                 $  105,822     $   57,428
                                                     =========      =========

Net income per limited partnership interest         $     8.18     $     4.44
                                                     =========      =========

Distributions per limited partnership interest      $    11.51     $    11.51
                                                     =========      =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners          Total
                                   -----------     -----------     -----------

Balance at January 1, 1995         $    50,010     $ 4,926,608     $ 4,976,618

    Distributions                       (1,506)       (148,901)       (150,407)

    Net income                             580          57,428          58,008
                                    ----------      ----------      ----------

Balance at March 31, 1995          $    49,084     $ 4,835,135     $ 4,884,219
                                    ==========      ==========      ==========


Balance at January 1, 1996         $    40,845     $ 4,019,470     $ 4,060,315

    Distributions                       (1,504)       (148,865)       (150,369)

    Net income                           1,069         105,822         106,891
                                    ----------      ----------      ----------

Balance at March 31, 1996          $    40,410     $ 3,976,427     $ 4,016,837
                                    ==========      ==========      ==========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three months ended
                                                              March 31,
                                                        1996           1995
                                                     ----------     ----------
Cash flows from operating activities:
 Net income                                          $  106,891     $   58,008
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depletion                                           68,584        103,700
  Changes in assets and liabilities:
     Increase in accounts receivable                     (5,938)        (6,295)
     Increase (decrease) in accounts payable            (25,241)        11,874
                                                      ---------      ---------

      Net cash provided by operating activities         144,296        167,287

Cash flows from investing activities:
  Additions to oil and gas properties                    (1,144)        (1,191)

Cash flows from financing activities:
  Cash distributions to partners                       (150,369)      (150,407)
                                                      ---------      ---------

Net increase (decrease) in cash and cash
  equivalents                                            (7,217)        15,689
Cash and cash equivalents at beginning of period        213,046        118,721
                                                      ---------      ---------

Cash and cash equivalents at end of period           $  205,829     $  134,410
                                                      =========      =========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 88-A, L.P. (the "Registrant") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations(1)

The Registrant was formed June 30, 1988. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of Parker & Parsley Development Company ("PPDC"). PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $12,935,000 representing 12,935 interests ($1,000 per interest) sold to a total of 999 limited partners.

Since its formation, the Registrant has invested $10,336,526 in various prospects that were drilled in Texas. One well was plugged and abandoned during 1989. At March 31, 1996, the Registrant had 39 producing oil and gas wells.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $311,476 from $302,817 for the three months ended March 31, 1996 and 1995, respectively, an increase of 3%. The increase in revenues resulted from an 11% increase in the average price received per barrel of oil and a 14% increase in the average price received per mcf of gas, offset by a 10% decline in barrels of oil produced and sold and a slight decline in mcf of gas produced and sold. For the three months ended March 31, 1996, 11,369 barrels of oil were sold compared to 12,628 for the same period in 1995, a decrease of 1,259 barrels. For the three months ended March 31, 1996, 42,666 mcf of gas were sold compared to 43,722 for the same period in 1995, a decrease of 1,056 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.86 from $17.22 for the three months ended March 31, 1995 to $19.08 for the same period in 1996 while the average price received per mcf of gas increased from $1.95 during the three months ended March 31, 1995 to $2.22 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Costs and Expenses:

Total costs and expenses decreased to $207,202 for the three months ended March 31, 1996 as compared to $246,902 for the same period in 1995, a decrease of $39,700, or 16%. The decline was due to a decrease in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $129,274 for the three months ended March 31, 1996 and $134,117 for the same period in 1995 resulting in a $4,843 decrease, or 4%. The decrease was due to declines in well repair and maintenance costs and ad valorem taxes.

G&A consists of independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 3% from $9,085 for the three months ended March 31, 1995 to $9,344 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $68,584 for the three months ended March 31, 1996 compared to $103,700 for the same period in 1995. This represented a decrease in depletion of $35,116, or 34%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,259 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 16,527 barrels, or 2%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $144,296 for the three months ended March 31, 1996, a 14% decrease from the same period ended March 31, 1995. This decrease was due to an increase in expenditures for production costs, offset by an increase in oil and gas sales receipts. The increase in production cost expenditures was due to additional well repair and maintenance costs. The increase in oil and gas sales receipts was due to higher average prices received for both oil and gas, offset by a decrease in barrels of oil and mcf of gas produced and sold.

Net Cash Used in Investing Activities

The Registrant's principal investing activities during the three months ended March 31, 1996 were for repair and maintenance activity on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $150,369 of which $148,865 was distributed to the limited partners and $1,504 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $150,407 of which $148,901 was distributed to the limited partners and $1,506 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

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


                                        PARKER & PARSLEY 88-A, L.P.

                                        By:   Parker & Parsley Development L.P.,
                                              Managing General Partner

                                  By:   Parker & Parsley Petroleum USA, Inc.
                                        ("PPUSA"), General Partner




Dated:  May 13, 1996              By:   /s/ Steven L. Beal
                                        ---------------------------------------
                                        Steven L. Beal, Senior Vice President
                                        and Chief Financial Officer of PPUSA