Form 10-Q
period 1996-06-30
PARKER & PARSLEY 88 A L P
filed 1996-08-13
CIK 828186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

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

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1996           1995
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $234,644 at June 30
    and $212,946 at December 31                    $   235,144     $   213,046
  Accounts receivable - oil and gas sales              146,883         136,424
                                                    ----------      ----------

        Total current assets                           382,027         349,470

Oil and gas properties - at cost, based on the
  successful efforts accounting method              10,060,704      10,059,560
    Accumulated depletion                           (6,418,800)     (6,287,308)
                                                    ----------      ----------

        Net oil and gas properties                   3,641,904       3,772,252
                                                    ----------      ----------

                                                   $ 4,023,931     $ 4,121,722
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    48,300     $    61,407

Partners' capital:
  Limited partners (12,935 interests)                3,935,633       4,019,470
  Managing general partner                              39,998          40,845
                                                    ----------      ----------

                                                     3,975,631       4,060,315
                                                    ----------      ----------

                                                   $ 4,023,931     $ 4,121,722
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1996        1995        1996        1995
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas sales               $ 343,199   $ 307,861   $ 654,675   $ 610,678
  Interest income                     3,134       2,687       5,751       4,780
                                   --------    --------    --------    --------

        Total revenues              346,333     310,548     660,426     615,458

Costs and expenses:
  Production costs                  127,493     126,997     256,767     261,114
  General and administrative
   expenses                          10,296       9,235      19,640      18,320
  Depletion                          62,908     101,361     131,492     205,061
                                   --------    --------    --------    --------

        Total costs and expenses    200,697     237,593     407,899     484,495
                                   --------    --------    --------    --------

Net income                        $ 145,636   $  72,955   $ 252,527   $ 130,963
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $   1,456   $     730   $   2,525   $   1,310
                                   ========    ========    ========    ========

  Limited partners                $ 144,180   $  72,225   $ 250,002   $ 129,653
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $   11.15   $    5.58   $   19.33   $   10.02
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $   14.30   $   11.00   $   25.81   $   22.51
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general        Limited
                                       partner        partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 1995            $   50,010     $4,926,608     $4,976,618

    Distributions                         (2,944)      (291,188)      (294,132)

    Net income                             1,310        129,653        130,963
                                       ---------      ---------      ---------

Balance at June 30, 1995              $   48,376     $4,765,073     $4,813,449
                                       =========      =========      =========


Balance at January 1, 1996            $   40,845     $4,019,470     $4,060,315

    Distributions                         (3,372)      (333,839)      (337,211)

    Net income                             2,525        250,002        252,527
                                       ---------      ---------      ---------

Balance at June 30, 1996              $   39,998     $3,935,633     $3,975,631
                                       =========      =========      =========









         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                              June 30,
                                                         1996          1995
                                                      ---------      ---------
Cash flows from operating activities:

 Net income                                           $ 252,527      $ 130,963
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depletion                                            131,492        205,061
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable           (10,459)         3,077
   Increase (decrease) in accounts payable              (13,107)        25,023
                                                       --------       --------

      Net cash provided by operating activities         360,453        364,124

Cash flows from investing activities:

 Additions to oil and gas properties                     (1,144)          (369)

Cash flows from financing activities:

 Cash distributions to partners                        (337,211)      (294,132)
                                                       --------       --------

Net increase in cash and cash equivalents                22,098         69,623
Cash and cash equivalents at beginning of period        213,046        118,721
                                                       --------       --------

Cash and cash equivalents at end of period            $ 235,144      $ 188,344
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 88-A, L.P. (the "Registrant") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended
  June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $654,675 from $610,678 for the six months ended June 30, 1996 and 1995, respectively, an increase of 7%. The increase in revenues resulted from higher average prices received for both oil and gas, offset by a 10% decrease in barrels of oil produced and sold and a 10% decrease in mcf of gas produced and sold. For the six months ended June 30, 1996, 22,392 barrels of oil were sold compared to 24,968 for the same period in 1995, a decrease of 2,576 barrels. For the six months ended June 30, 1996, 85,169 mcf of gas were sold compared to 94,987 for the same period in 1995, a decrease of 9,818 mcf. The production volume decreases were primarily due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.88, or 16%, from $17.66 for the six months ended June 30, 1995 to $20.54 for the same period in 1996 while the average price received per mcf of gas increased 28% from $1.79 during the six months ended June 30, 1995 to $2.29 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $407,899 for the six months ended June 30, 1996 as compared to $484,495 for the same period in 1995, a decrease of $76,596, or 16%. This decrease was due to a decline in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $256,767 for the six months ended June 30, 1996 and $261,114 for the same period in 1995 resulting in a $4,347 decrease. The decrease was primarily the result of lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 7% from $18,320 for the six months ended June 30, 1995 to $19,640 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $131,492 for the six months ended June 30, 1996 compared to $205,061 for the same period in 1995. This represented a decrease in depletion of $73,569, or 36%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption Depletion was computed on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 2,576 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 16,527 barrels, or 2%.

Three months ended June 30, 1996 compared with three months ended
  June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $343,199 from $307,861 for the three months ended June 30, 1996 and 1995, respectively, an increase of 11%. The increase in revenues resulted from higher average prices received for both oil and gas, offset by an 11% decrease in barrels of oil produced and sold and a 17% decrease in mcf of gas produced and sold. For the three months ended June 30, 1996, 11,023 barrels of oil were sold compared to 12,340 for the same period in 1995, a decrease of 1,317 barrels. For the three months ended June 30, 1996, 42,503 mcf of gas were sold compared to 51,265 for the same period in 1995, a decrease of 8,762 mcf. The production volume decreases were primarily due to the decline characteristics of the Registrant's oil properties.

The average price received per barrel of oil increased $3.93, or 22%, from $18.11 for the three months ended June 30, 1995 to $22.04 for the same period in 1996 while the average price received per mcf of gas increased 43% from $1.65 during the three months ended June 30, 1995 to $2.36 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $200,697 for the three months ended June 30, 1996 as compared to $237,593 for the same period in 1995, a decrease of $36,896, or 16%. This decrease was due to a decline in depletion, offset by increases in production costs and G&A.

Production costs were $127,493 for the three months ended June 30, 1996 and $126,997 for the same period in 1995 resulting in a $496 increase. The increase resulted from additional well repair and maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased 11% from $9,235 for the three months ended June 30, 1995 to $10,296 for the same period in 1996.

Depletion was $62,908 for the three months ended June 30, 1996 compared to $101,361 for the same period in 1995. This represented a decrease in depletion of $38,453, or 38%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Oil production decreased 1,317 barrels for the three months ended June 30, 1996 from the same period in 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased during the six months ended June 30, 1996 $3,671 from the same period ended June 30, 1995. This decrease was primarily due to an increase in production costs paid, offset by an increase in oil and gas sales.

Net Cash Used in  Investing Activities

The Registrant's principal investing activities during the six months ended June 30, 1996 and 1995 included expenditures for equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $337,211 of which $333,839 was distributed to the limited partners and $3,372 to the managing general partner. For the same period ended June 3, 1995, cash was sufficient for distributions to the partners of $294,132 of which $291,188 was distributed to the limited partners and $2,944 to the managing general partner.

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


                                     PARKER & PARSLEY 88-A, L.P.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner
                                     By:   Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  August 12, 1996        By:    /s/ Steven L. Beal
                                     -----------------------------------------
                                     Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA