Form 10-Q
period 1996-09-30
PARKER & PARSLEY 88 A L P
filed 1996-11-06
CIK 828186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 88-A, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1996 and
               December 31, 1995   ...................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1996 and 1995................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1996................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1995.............................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7



Part II.    Other Information.........................................   10

                Signatures............................................   11

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                      1996            1995
                                                   ------------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
   Cash, including interest bearing deposits of
     $245,781 at September 30 and $212,946
     at December 31                                $   246,281     $   213,046
   Accounts receivable - oil and gas sales             147,075         136,424
                                                    ----------      ----------
          Total current assets                         393,356         349,470
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             10,060,704      10,059,560
     Accumulated depletion                          (6,475,539)     (6,287,308)
                                                    ----------      ----------
          Net oil and gas properties                 3,585,165       3,772,252
                                                    ----------      ----------
                                                   $ 3,978,521     $ 4,121,722
                                                    ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    56,197     $    61,407

Partners' capital:
   Limited partners (12,935 interests)               3,882,859       4,019,470
   Managing general partner                             39,465          40,845
                                                    ----------      ----------
                                                     3,922,324       4,060,315
                                                    ----------      ----------
                                                   $ 3,978,521     $ 4,121,722
                                                    ==========      ==========


The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three months ended         Nine months ended
                                    September 30,              September 30,
                               ----------------------    ----------------------
                                  1996         1995         1996         1995
                               ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                  $ 319,859    $ 280,084    $ 974,534    $ 890,762
  Interest                         3,384        3,527        9,135        8,307
                                --------     --------     --------     --------
                                 323,243      283,611      983,669      899,069
                                --------     --------     --------     --------
Costs and expenses:
  Oil and gas production         120,672      132,734      377,439      393,848
  General and administrative       9,596        8,403       29,236       26,723
  Depletion                       56,739       99,307      188,231      304,368
                                --------     --------     --------     --------
                                 187,007      240,444      594,906      724,939
                                --------     --------     --------     --------

Net income                     $ 136,236    $  43,167    $ 388,763    $ 174,130
                                ========     ========     ========     ========
Allocation of net income:
  Managing general partner     $   1,363    $     431    $   3,888    $   1,741
                                ========     ========     ========     ========

  Limited partners             $ 134,873    $  42,736    $ 384,875    $ 172,389
                                ========     ========     ========     ========
Net income per limited
  partnership interest         $   10.42    $    3.31    $   29.75    $   13.33
                                ========     ========     ========     ========
Distributions per limited
  partnership interest         $   14.51    $   11.51    $   40.32    $   34.02
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------

Balance at January 1, 1996          $  40,845     $4,019,470     $4,060,315

    Distributions                      (5,268)      (521,486)      (526,754)

    Net income                          3,888        384,875        388,763
                                     --------      ---------      ---------

Balance at September 30, 1996       $  39,465     $3,882,859     $3,922,324
                                     ========      =========      =========






         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                      ------------------------
                                                         1996          1995
                                                      ---------      ---------
Cash flows from operating activities:

  Net income                                          $ 388,763      $ 174,130
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                        188,231        304,368
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable          (10,651)        12,893
    Increase (decrease) in accounts payable              (5,210)        28,217
                                                       --------       --------

          Net cash provided by operating activities     561,133        519,608
                                                       --------       --------

Cash flows from investing activities:

  Additions to oil and gas properties                    (1,144)        (6,664)

Cash flows from financing activities:

  Cash distributions to partners                       (526,754)      (444,523)
                                                       --------       --------

Net increase in cash and cash equivalents                33,235         68,421
Cash and cash equivalents at beginning of period        213,046        118,721
                                                       --------       --------

Cash and cash equivalents at end of period            $ 246,281      $ 187,142
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


Note 1.

Parker & Parsley 88-A, L.P. (the "Registrant") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $974,534 from $890,762 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 9%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 10% decrease in barrels of oil produced and sold and a 12% decrease in mcf of gas produced and sold. For the nine months ended September 30, 1996, 32,824 barrels of oil were sold compared to 36,546 for the same period in 1995, a decrease of 3,722 barrels. For the nine months ended September 30, 1996, 130,542 mcf of gas were sold compared to 148,060 for the same period in 1995, a decrease of 17,518 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these decline characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.57, or 21%, from $17.33 for the nine months ended September 30, 1995 to $20.90 for the same period in 1996 while the average price received per mcf of gas increased 27% from $1.74 during the nine months ended September 30, 1995 to $2.21 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $594,906 for the nine months ended September 30, 1996 as compared to $724,939 for the same period in 1995, a decrease of $130,033, or 18%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $377,439 for the nine months ended September 30, 1996 and $393,848 for the same period in 1995 resulting in a $16,409 decrease, or 4%. The decrease was due to a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 9%, from $26,723 for the nine months ended September 30, 1995 to $29,236 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $188,231 for the nine months ended September 30, 1996 compared to $304,368 for the same period in 1995, representing a decrease of $116,137, or 38%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 3,722 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $319,859 from $280,084 for the three months ended September 30, 1996 and 1994, respectively, an increase of 14%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 10% decrease in barrels of oil produced and sold and a 15% decrease in mcf of gas produced and sold. For the three months ended September 30, 1996, 10,432 barrels of oil were sold compared to 11,578 for the same period in 1995, a decrease of 1,146 barrels. For the three months ended September 30, 1996, 45,373 mcf of gas were sold compared to 53,073 for the same period in 1995, a decrease of 7,700 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.07, or 31%, from $16.60 for the three months ended September 30, 1995 to $21.67 for the same period in 1996. The average price received per mcf of gas increased 25% from $1.65 during the three months ended September 30, 1995 to $2.07 for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $187,007 for the three months ended September 30, 1996 as compared to $240,444 for the same period in 1995, a decrease of $53,437, or 22%. This decrease was due to declines in production costs and depletion, offset by an increase in G&A.

Production costs were $120,672 for the three months ended September 30, 1996 and $132,734 for the same period in 1995, resulting in a $12,062 decrease, or 9%. The decrease was due to a reduction well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 14% from $8,403 for the three months ended September 30, 1995 to $9,596 for the same period in 1996.

Depletion was $56,739 for the three months ended September 30, 1996 compared to $99,307 for the same period in 1995, representing a decrease of $42,568, or 43%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production of 1,146 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $41,525 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was due to an increase in oil and gas sales, offset by an increase in production costs paid.

Net Cash Used in Investing Activities

The Registrant's  principal  investing  activities  during the nine months ended
September  30,  1996  and  1995  included   expenditures  related  to  equipment
replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $526,754 of which $521,486 was distributed to the limited partners and $5,268 to the managing general partner. For the same period ended September 30, 1995 cash was sufficient for distributions to the partners of $444,523 of which $440,076 was distributed to the limited partners and $4,447 to the managing general partner.

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

None.

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


                                       PARKER & PARSLEY 88-A, L.P.

                                 By:   Parker & Parsley Development L.P.,
                                        Managing General Partner

                                       By:  Parker & Parsley Petroleum USA, Inc.
                                              ("PPUSA"), General Partner




Dated:  November 6, 1996        By:   /s/ Steven L. Beal
                                       --------------------------------------
                                       Steven L. Beal, Senior Vice President
                                         and Chief Financial Officer of PPUSA