Form 10-K405
period 1996-12-31
PARKER & PARSLEY 88 A L P
filed 1997-03-26
CIK 828186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

  / x /          Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

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

As of March 8, 1997, the number of outstanding limited partnership interests was 12,935. The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: None

                               Page 1 of 27 pages.
                           -Exhibit index on page 27-

Parts I and II of this Report contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business" for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward looking statements.

                                     PART I

ITEM 1.     Business

Parker & Parsley 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware. The managing general partner is Parker & Parsley Development L.P. ("PPDLP"). PPDLP's general partner is Parker & Parsley Petroleum USA, Inc. ("PPUSA").

A Registration Statement, as amended, filed pursuant to the Securities Act of 1933, registering limited partnership interests aggregating $70,000,000 in a series of Delaware limited partnerships formed under the Parker & Parsley 88 Development Drilling Program, was declared effective by the Securities and Exchange Commission on March 4, 1988. On June 30, 1988, the offering of limited partnership interests in the Partnership, the first partnership formed under such statement, was closed, with interests aggregating $12,935,000 being sold to 999 subscribers.

The Partnership engages primarily in oil and gas development and production and is not involved in any industry segments other than oil and gas. See "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" of this report for a summary of the Partnership's revenue, income and identifiable assets.

The principal markets during 1996 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the
Partnership's   oil  producing   properties.   The  principal  markets  for  the
Partnership's gas were companies that have pipelines located near the Partnership's gas producing properties. Of the Partnership's total oil and gas revenues for 1996, approximately 59% and 19% were attributable to sales made to Genesis Crude Oil, L.P. and Western Gas Resources, Inc., respectively.

The Partnership's revenues, profitability, cash flow and future rate of growth are highly dependent on the prevailing prices of oil and gas, which are affected by numerous factors beyond the Partnership's control. Oil and gas prices historically have been very volatile. A substantial or extended decline in the prices of oil or gas could have a material adverse effect on the Partnership's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Partnership's oil and gas properties.

Because of the demand for oil and gas, the Partnership does not believe that the termination of the sales of its products to any one customer would have a material adverse impact on its operations. The loss of a particular customer for gas may have an effect if that particular customer has the only gas pipeline located in the areas of the Partnership's gas producing properties. The
Partnership believes, however, that the effect would be temporary, until alternative arrangements could be made.

Federal and state regulation of oil and gas operations generally includes the fixing of maximum prices for regulated categories of natural gas, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment. Although the Partnership believes that its business operations do not impair environmental quality and that its costs of complying with any applicable environmental regulations are not currently significant, the Partnership cannot predict what, if any, effect these environmental regulations may have on its current or future operations.

The Partnership does not have any employees of its own. PPUSA employs 659 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. The
Partnership's managing general partner, PPDLP through PPUSA, supplies all management functions.

Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues therefrom. The estimates of proved reserves and related future net revenues set forth in this report are based on various assumptions, which may ultimately prove to be inaccurate. Therefore, such estimates should not be construed as estimates of the current market value of the Partnership's proved reserves.

No material part of the Partnership's business is seasonal and the Partnership conducts no foreign operations.

ITEM 2.     Properties

The Partnership's properties consist primarily of leasehold interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located in the Spraberry Trend area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 40 oil and gas wells. At December 31, 1996, 39 wells were producing with one well plugged and abandoned during 1989.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1996, 1995 and 1994, and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of PPUSA with a review by an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership is not aware of any material legal proceedings (other than routine litigation in the ordinary course of the Partnership's business) to which it is a party or to which its property is subject.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II


ITEM 5.     Market for Partnership's Common Equity and Related Stockholder
              Matters

At March 8, 1997, the Partnership had 12,935 outstanding limited partnership interests held of record by 1,000 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, PPDLP has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations, are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1996 and 1995, $738,855 and $576,044, respectively, of such revenue-related distributions were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                 1996         1995         1994         1993         1992
                              ----------   ----------   ----------   ----------   ----------
Operating results:
 Oil and gas sales            $1,411,568   $1,195,876   $1,183,360   $1,463,082   $1,858,733
                               =========    =========    =========    =========    =========
 Impairment of oil and
  gas properties              $      -     $  591,925   $      -     $      -     $      -
                               =========    =========    =========    =========    =========
 Net income (loss)            $  600,634   $ (334,438)  $  178,831   $  209,786   $  340,493
                               =========    =========    =========    =========    =========
 Allocation of net income
  (loss):
   Managing general partner   $    6,006   $   (3,344)  $    1,788   $    2,421   $    4,052
                               =========    =========    =========    =========    =========
   Limited partners           $  594,628   $ (331,094)  $  177,043   $  207,365   $  336,441
                               =========    =========    =========    =========    =========
 Limited partners' net
  income (loss) per limited
  partnership interest        $    45.97   $   (25.60)  $    13.69   $    16.03   $    26.01
                               =========    =========    =========    =========    =========
 Limited partners' cash
  distributions per limited
  partnership interest        $    57.12   $    44.53   $    43.56   $    70.54   $    90.37
                               =========    =========    =========    =========    =========
At year end:
  Total assets                $3,940,216   $4,121,722   $5,006,561   $5,394,433   $6,107,672
                               =========    =========    =========    =========    =========

                                        5

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of operations

1996 compared to 1995

The Partnership's 1996 oil and gas revenues increased to $1,411,568 from $1,195,876 in 1995, an increase of 18%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 10% decline in barrels of oil produced and sold and a 13% decrease in mcf of gas produced and sold. In 1996, 44,670 barrels of oil were sold compared to 49,536 in 1995, a decrease of 4,866 barrels. In 1996, 170,774 mcf of gas were sold compared to 196,330 in 1995, a decrease of 25,556 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $4.59, or 27%, from $17.22 in 1995 to $21.81 in 1996, while the average price received per mcf of gas increased 46% from $1.75 in 1995 to $2.56 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1996.

Total costs and expenses decreased in 1996 to $823,988 as compared to $1,541,807 in 1995, a decrease of $717,819, or 47%. The decrease was primarily due to reductions in impairment of oil and gas properties and a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $531,610 in 1996 and $514,067 in 1995, resulting in a $17,543 increase, or 3%. The increase was due to increases in well repair and maintenance costs and production taxes, offset by a decrease in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 18% from $35,750 in 1995 to $42,275 in 1996. The Partnership paid the managing general partner $38,245 in 1996 and $29,523 in 1995 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. The Partnership agreement limits allocated G&A to 3% of the gross oil and gas revenues. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.

The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized a non-cash charge of $591,925 related to its oil and gas properties during the fourth quarter of 1995.

Depletion was $250,103 in 1996 compared to $400,065 for the same period in 1995, representing a decrease of $149,962, or 37%. This decrease was primarily attributable to the following factors: (i) a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121, (ii) a reduction in oil production of 4,866 barrels in 1996 compared to the same period in 1995, and (iii) an increase in oil and gas reserves during 1996 as a result of higher commodity prices.

1995 compared to 1994

The Partnership's 1995 oil and gas revenues increased to $1,195,876 from $1,183,360 in 1994. The increase in revenues was the net result of a 10% increase in mcf of gas produced and sold and higher average prices received per barrel of oil and mcf of gas, offset by an 11% decline in barrels of oil produced and sold. In 1995, 49,536 barrels of oil were sold compared to 55,716 in 1994, a decrease of 6,180 barrels. In 1995, 196,330 mcf of gas were sold compared to 178,538 in 1994, a decrease of 17,792 mcf. The decrease in oil production volumes was primarily due to the decline characteristics of the Partnership's oil and gas properties. The increase in gas production volumes was attributable to operational changes on several wells.

The average price received per barrel of oil increased $1.25, or 8%, from $15.97 in 1994 to $17.22 in 1995, while the average price received per mcf of gas increased from $1.64 in 1994 to $1.75 in 1995.

Total costs and expenses increased in 1995 to $1,541,807 as compared to $1,010,645 in 1994, for an increase of $531,162, or 53%. The increase was primarily the result of the impairment of oil and gas properties, offset by declines in production costs, G&A and depletion.

Production costs were $514,067 in 1995 and $566,114 in 1994, resulting in a $52,047 decrease, or 9%. The decrease was principally due to lower ad valorem taxes and well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 4% from $37,381 in 1994 to $35,750 in 1995. The Partnership paid the managing general partner $29,523 in 1995 and $29,089 in 1994 for G&A incurred on behalf of the Partnership.

The Partnership adopted SFAS 121 effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized a non-cash charge of $591,925 related to its oil and gas properties during the fourth quarter of 1995.

Depletion was $400,065 in 1995 compared to $407,150 in 1994. This represented a decrease of $7,085. Oil production decreased 6,180 barrels in 1995 from 1994, while oil reserves of barrels were revised upward by 16,527 barrels, or 2%.

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Partnership. During 1994, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics increased by 4.8%. The 1995 annual change in average weekly earnings increased by 4.4%. The 1996 index (effective April 1, 1996) increased 4.1%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. During 1996, the price per barrel for oil production similar to the Partnership's ranged from approximately $18.00 to $25.00. For February 1997, the average price for the Partnership's oil was approximately $22.00.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $40,140 during the year ended December 31, 1996 from the year ended December 31, 1995. The increase was due to an increase in oil and gas sales, offset by an increase in production costs paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during 1996 and 1995 were related to the addition of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient in 1996 for distributions to the partners of $746,318 of which $738,855 was distributed to the limited partners and $7,463 to the managing general partner. In 1995, cash was sufficient for distributions to the partners of $581,865 of which $576,044 was distributed to the limited partners and $5,821 to the managing general partner.

It is expected that future net cash provided by operations will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ITEM 8.     Financial Statements and Supplementary Data

The Partnership's audited financial statements are included elsewhere herein.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


ITEM 10.     Directors and Executive Officers of the Partnership

The Partnership does not have any officers or directors. Under the limited partnership agreement, the Partnership's managing general partner, PPDLP, is granted the exclusive right and full authority to manage, control and administer the Partnership's business. PPUSA, the sole general partner of PPDLP, is a wholly-owned subsidiary of Parker & Parsley Petroleum Company (the "Company"), a publicly-traded corporation on the New York Stock Exchange.

Set forth below are the names, ages and positions of the directors and executive officers of PPUSA. Directors of PPUSA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                           Age at
                        December 31,
        Name                1996                        Position
        ----            ------------                    --------

Scott D. Sheffield           44           President, Chairman of the Board,
                                            Chief Executive Officer and
                                            Director

Timothy A. Leach             37           Executive Vice President and Director

Steven L. Beal               37           Senior Vice President, Chief Financial
                                            Officer and Director

Mark L. Withrow              49           Senior Vice President, Secretary and
                                            Director

David A. Chroback            41           Senior Vice President and Director

         Scott D. Sheffield. Mr. Sheffield, agraduate of The University of Texas with a Bachelor of Science degree in Petroleum Engineering, has been the President and a Director of the Company since May 1990 and has been the Chairman of the Board and Chief Executive Officer since October 1990. Mr. Sheffield joined the Company as a petroleum engineer in 1979. Mr. Sheffield served as Vice President - Engineering of the Company from September 1981 until April 1985 when he was elected President and a Director of the Company. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of the Company. On January 1, 1995, Mr. Sheffield resigned as President and Chief Executive Officer of PPUSA, but remained Chairman of the Board and a Director of PPUSA. On January 1, 1996, Mr. Sheffield reassumed the positions of President and Chief Executive Officer of PPUSA. Before joining the Company, Mr. Sheffield was principally occupied for more than three years as a production and reservoir engineer for Amoco Production Company.

         Timothy A. Leach. Mr. Leach, a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering and the University of Texas of the Permian Basin with a Master of Business Administration degree, was elected Executive Vice President - Engineering of the Company on March 21, 1995. Mr. Leach had been serving as Senior Vice President - Engineering since March 1993 and served as Vice President - Engineering of the Company from October 1990 to March 1993. Mr. Leach was elected Executive Vice President and Director of PPUSA on December 1, 1995. He had joined the Company as Vice President - Engineering in September 1989. Prior to joining the Company, Mr. Leach was employed as Senior Vice President and Director of First City Texas - Midland, N.A.

         Steven L. Beal. Mr. Beal, a graduate of the University of Texas with a Bachelor of Business Administration degree in Accounting and a certified public accountant, was elected Senior Vice President - Finance of the Company in January 1995 and Chief Financial Officer of the Company on March 21, 1995. Mr. Beal was elected Senior Vice President and Chief Financial Officer of PPUSA on January 1, 1995 and was elected a Director of PPUSA on January 2, 1996. He served as Treasurer of PPUSA from January 1, 1995 to June 12, 1996. Mr. Beal joined the Company as Treasurer in March 1988 and was elected Vice President - Finance in October 1991. Prior to joining the Company, Mr. Beal was employed as an audit manager for Price Waterhouse.

         Mark L. Withrow. Mr. Withrow, a graduate of A bilene Christian University with a Bachelor of Science degree in Accounting and Texas Tech University with a Juris Doctorate degree, was Vice President - General Counsel of the Company from February 1991 to January 1995, when he was appointed Senior Vice President - General Counsel, and has been the Company's Secretary since August 1992. On January 1, 1995, Mr. Withrow was elected Senior Vice President and Secretary of PPUSA and was elected a Director of PPUSA on January 2, 1996. Mr. Withrow joined the Company in January 1991. Prior to joining the Company, Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

         David A. Chroback. Mr. Chroback, a graduate of Hanover College with a Bachelor of Science degree in Geology, and a graduate of Southern Illinois University at Carbondale with a Master of Science degree in Geology, was elected Senior Vice President of the Company and PPUSA on October 7, 1996. On January 2, 1996, Mr. Chroback was elected Director of PPUSA. He had served as Vice President - Geology of the Company since February 1993. Mr. Chroback has been the Geological Manager since June 1992, and prior to that has been a Senior Geologist with the Company since January 1988. Before joining the Company, he was a project geologist with Indian Wells Oil Company. Mr. Chroback was previously employed by Amoco Production Company as a petroleum geologist from 1980 through 1984.

ITEM 11.     Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is vested in PPDLP, the managing general partner. The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the Program agreement, PPDLP pays approximately 10% of the Partnership's acquisition, drilling and completion costs and approximately 25% of its operating and general and administrative expenses. In return, PPDLP is allocated approximately 25% of the Partnership's revenues. See Notes 6 and 9 of Notes to Financial Statements included in "Item
8. Financial Statements and Supplementary Data" below for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Partnership.

The Partnership does not directly pay any salaries of the executive officers of PPUSA, but does pay a portion of PPUSA's general and administrative expenses of which these salaries are a part. See Note 6 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. PPDLP owned 173 limited partner interests at January 1, 1997.

(b)      Security ownership of management

The Partnership does not have any officers or directors. The managing general partner of the Partnership, PPDLP, has the exclusive right and full authority to manage, control and administer the Partnership's business. Under the limited partnership agreement, limited partners holding a majority of the outstanding limited partnership interests have the right to take certain actions, including the removal of the managing general partner or any other general partner. The Partnership is not aware of any current arrangement or activity which may lead to such removal. The Partnership is not aware of any officer or director of PPUSA who beneficially owns limited partnership interests in the Partnership.

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                                1996        1995        1994
                                              --------    --------    --------

  Payment of lease operating and
    supervision charges in accordance
    with standard industry operating
    agreements                                $211,234    $202,582    $201,664

  Reimbursement of general and
    administrative expenses                   $ 38,245    $ 29,523    $ 29,089

  Purchase of oil and gas properties
    and related equipment, at
    predecessor cost                          $ 11,698    $ 5,474     $  6,578

Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues. Also, see Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below, regarding the Partnership's participation with the managing general partner in oil and gas activities of the Program.

                                     PART IV


ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.  Financial statements

         The following are filed as part of this annual report:

           Independent Auditors' Report

           Balance sheets as of December 31, 1996 and 1995

           Statements of operations for the years ended December 31, 1996, 1995 and 1994

           Statements of partners' capital for the years ended December 31, 1996, 1995 and 1994

           Statements of cash flows for the years ended December 31, 1996, 1995 and 1994

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

                           PARKER & PARSLEY 88-A, L.P.

Dated: March 25, 1997      By:     Parker & Parsley Development L.P.,
                                     Managing General Partner

                                   By:     Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner


                                   By:     /s/ Scott D. Sheffield
                                           -----------------------------
                                           Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Scott D. Sheffield      President, Chairman of the Board,    March 25, 1997
-----------------------     Chief Executive Officer and
Scott D. Sheffield          Director of PPUSA


/s/ Timothy A. Leach        Executive Vice President and         March 25, 1997
-----------------------     Director of PPUSA
Timothy A. Leach



/s/ Steven L. Beal          Senior Vice President, Chief         March 25, 1997
-----------------------     Financial Officer and Director
Steven L. Beal              of PPUSA


/s/ Mark L. Withrow         Senior Vice President, Secretary     March 25, 1997
-----------------------     and Director of PPUSA
Mark L. Withrow



/s/ David A. Chroback       Senior Vice President and            March 25, 1997
-----------------------     Director of PPUSA
David A. Chroback

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 88-A, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 3 to the financial statements, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.




                                                  KPMG Peat Marwick LLP


Midland, Texas
March 21, 1997

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS
                                   December 31


                                                     1996            1995
                                                  -----------     -----------
                 ASSETS

Current assets:
  Cash and cash equivalents, including
    interest bearing deposits of $178,702
    in 1996 and $212,946 in 1995                  $   179,202     $   213,046
  Accounts receivable - oil and gas sales             228,344         136,424
                                                   ----------      ----------
         Total current assets                         407,546         349,470
                                                   ----------      ----------
Oil and gas properties - at cost, based on
  the successful efforts accounting method         10,070,081      10,059,560
Accumulated depletion                              (6,537,411)     (6,287,308)
                                                   ----------      ----------
         Net oil and gas properties                 3,532,670       3,772,252
                                                   ----------      ----------
                                                  $ 3,940,216     $ 4,121,722
                                                   ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    25,585     $    61,407

Partners' capital:
  Limited partners (12,935 interests)               3,875,243       4,019,470
  Managing general partner                             39,388          40,845
                                                   ----------      ----------
                                                    3,914,631       4,060,315
                                                   ----------      ----------
                                                  $ 3,940,216     $ 4,121,722
                                                   ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31




                                          1996          1995          1994
                                       ----------    ----------    ----------
Revenues:
  Oil and gas                          $1,411,568    $1,195,876    $1,183,360
  Interest                                 13,054        11,493         6,116
                                        ---------     ---------     ---------
                                        1,424,622     1,207,369     1,189,476
                                        ---------     ---------     ---------
Costs and expenses:
  Oil and gas production                  531,610       514,067       566,114
  General and administrative               42,275        35,750        37,381
  Impairment of oil and gas
    properties                                -         591,925           -
  Depletion                               250,103       400,065       407,150
                                        ---------     ---------     ---------
                                          823,988     1,541,807     1,010,645
                                        ---------     ---------     ---------
Net income (loss)                      $  600,634    $ (334,438)   $  178,831
                                        =========     =========     =========
Allocation of net income (loss):
  Managing general partner             $    6,006    $   (3,344)   $    1,788
                                        =========     =========     =========
  Limited partners                     $  594,628    $ (331,094)   $  177,043
                                        =========     =========     =========
Net income (loss) per limited
  partnership interest                 $    45.97    $   (25.60)   $    13.69
                                        =========     =========     =========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                          Managing
                                          general      Limited
                                          partner      partners       Total
                                         ---------    ----------    ---------

Partners' capital at January 1, 1994     $  53,913    $5,312,998    $5,366,911

    Distributions                           (5,691)     (563,433)     (569,124)

    Net income                               1,788       177,043       178,831
                                          --------     ---------     ---------

Partners' capital at December 31, 1994      50,010     4,926,608     4,976,618

    Distributions                           (5,821)     (576,044)     (581,865)

    Net loss                                (3,344)     (331,094)     (334,438)
                                          --------     ---------     ---------

Partners' capital at December 31, 1995      40,845     4,019,470     4,060,315

    Distributions                           (7,463)     (738,855)     (746,318)

    Net income                               6,006       594,628       600,634
                                          --------     ---------     ---------

Partners' capital at December 31, 1996   $  39,388    $3,875,243    $3,914,631
                                          ========     =========     =========






   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31


                                              1996         1995         1994
                                           ----------   ----------   ----------
Cash flows from operating activities:

  Net income (loss)                        $  600,634   $ (334,438)  $  178,831
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Impairment of oil and gas properties          -        591,925          -
    Depletion                                 250,103      400,065      407,150
  Changes in assets and liabilities:
    (Increase) decrease in accounts
      receivable                              (91,920)      (6,161)       1,987
    Increase (decrease) in accounts
      payable                                 (35,822)      31,464        2,421
                                            ---------    ---------    ---------
         Net cash provided by operating
           activities                         722,995      682,855      590,389
                                            ---------    ---------    ---------

Cash flows from investing activities:
  Additions to oil and gas properties         (10,521)      (6,665)      (6,986)

Cash flows from financing activities:
  Cash distributions to partners             (746,318)    (581,865)    (569,124)
                                            ---------    ---------    ---------

Net increase (decrease) in cash and cash
  equivalents                                 (33,844)      94,325       14,279
Cash and cash equivalents at beginning
  of year                                     213,046      118,721      104,442
                                            ---------    ---------    ---------
Cash and cash equivalents at end of year   $  179,202   $  213,046   $  118,721
                                            =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


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

Note 2.     Summary of significant accounting policies

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

       Impairment of long-lived assets - Commencing in 1995, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its long-lived assets to be held and used on an individual property basis, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

       The Partnership accounts for long-lived assets to be disposed of at the lower of their carrying amount or fair value less costs to sell once management has committed to a plan to dispose of the assets.

       Prior to the adoption of SFAS 121 in the fourth quarter of 1995, the Partnership's aggregate oil and gas properties were stated at cost not in excess of total estimated future net revenues and the estimated fair value of oil and gas assets not being depleted.

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

Note 3.     Impairment of long-lived assets

      The Partnership adopted SFAS 121 effective October 1, 1995. In order to determine whether an impairment had occurred, the Partnership estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized a non-cash charge of $591,925 related to its oil and gas properties during the fourth quarter of 1995.

Note 4.     Income taxes

      The financial statement basis of the Partnership's net assets and liabilities was $2,227,575 greater than the tax basis at December 31, 1996.

      The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:
                                               1996        1995         1994
                                             --------    ---------    --------
  Net income (loss) per statements of
    operations                               $600,634    $(334,438)   $178,831
  Depletion and depreciation for
    financial reporting purposes over
    provisions for tax reporting purposes     230,991       96,188      11,010
  Impairment of oil and gas properties
    for financial reporting purposes              -        591,925         -
  Salvage income                                  -            768         -
  Other                                         2,881         (127)        -
                                              -------     --------     -------
    Net income per Federal
       income tax returns                    $834,506    $ 354,316    $189,841
                                              =======     ========     =======

Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                               1996        1995          1994
                                            ---------    ---------    ---------
   Development costs                        $  10,521    $   6,665    $   6,986
                                             ========     ========     ========

      Capitalized oil and gas properties consist of the following:

                                            1996         1995          1994
                                        -----------   -----------   -----------
   Proved properties:
     Property acquisition costs         $   490,279   $   490,279   $   490,279
     Completed wells and equipment        9,579,802     9,569,281     9,562,616
                                         ----------    ----------    ----------
                                         10,070,081    10,059,560    10,052,895
   Accumulated depletion                 (6,537,411)   (6,287,308)   (5,295,318)
                                         ----------    ----------    ----------
          Net capitalized costs         $ 3,532,670   $ 3,772,252   $ 4,757,577
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

Note 6.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                                 1996        1995        1994
                                               --------    --------    --------
   Payment of lease operating and
     supervision charges in accordance
     with standard industry operating
     agreements                                $211,234    $202,582    $201,664

   Reimbursement of general and
     administrative expenses                   $ 38,245    $ 29,523    $ 29,089

   Purchase of oil and gas properties and
     related equipment, at predecessor cost    $ 11,698    $  5,474    $  6,578

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

  (2) The allocation between the Partnership and Parker & Parsley 88-A Conv., L.P. is 77.325442% and 22.674558%, respectively.

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1996, 1995 and 1994 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of PPUSA and reviewed by an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.
                                                  Oil (bbls)       Gas (mcf)
                                                  ----------       ---------
   Net proved reserves at January 1, 1994           794,979        2,547,482
   Revisions                                        (47,146)          10,833
   Production                                       (55,716)        (178,538)
                                                    -------         --------
   Net proved reserves at December 31, 1994         692,117        2,379,777
   Revisions                                         16,527          134,806
   Production                                       (49,536)        (196,330)
                                                    -------         --------
   Net proved reserves at December 31, 1995         659,108        2,318,253
   Revisions                                         84,526          591,597
   Production                                       (44,670)        (170,774)
                                                    -------         --------
   Net proved reserves at December 31, 1996         698,964        2,739,076
                                                    =======        =========

       The estimated present value of future net revenues of proved reserves, calculated using December 31, 1996 prices of $24.80 per barrel of oil and $3.67 per mcf of gas, discounted at 10% was approximately $6,666,000 and undiscounted was $13,989,000 at December 31, 1996.

       The  Partnership   emphasizes  that  reserve   estimates  are  inherently
imprecise and, accordingly, the estimates are expected to change as future information becomes available.

Note 8.     Major customers

       The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                           1996      1995      1994
                                          ------    ------    ------
     Genesis Crude Oil, L.P.                59%       61%       64%
     Western Gas Resources, Inc.            19%       18%        -
     GPM Gas Corporation                     -         -        17%

       The above customers represent 69% of total accounts receivable at December 31, 1996.

       PPDLP is party to a long-term agreement pursuant to which PPDLP and affiliates are to sell to Basis Petroleum, Inc. (formerly Phibro Energy, Inc.) substantially all crude oil (including condensate) which any of such entities have the right to market from time to time. On September 23, 1996, PPDLP and

Basis Petroleum, Inc. entered into an agreement that supersedes the prior crude oil purchase agreement between the parties and provides for adjusted terms effective December 1, 1995. On November 25, 1996, the Company consented to the assignment of the agreement to Genesis Crude Oil, L.P. ("Genesis"), a limited partnership formed by Basis Petroleum, Inc. and Howell Corporation. The price to be paid by Genesis for oil purchased under the agreement ("Genesis Agreement") is to be competitive with prices paid by other substantial purchasers in the same areas who are significant competitors of Genesis. The price to be paid for oil purchased under the Genesis Agreement includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Genesis Agreement is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Salomon, Inc., the parent company of Basis Petroleum, Inc. and a subordinated limited partner in Genesis, secures the payment obligations under the Genesis Agreement with a $25 million payment guarantee. Accounts receivable-oil and gas sales included $102,839 due from Genesis at December 31, 1996.

Note 9.     Organization and operations

       The Partnership was organized June 30, 1988 as a limited partnership under the Delaware Act for the purpose of acquiring and developing oil and gas properties. The following is a brief summary of the more significant provisions of the limited partnership agreement:

       Managing general partner - The managing general partner of the Partnership is PPDLP. PPDLP has the power and authority to manage, control and administer all Program and Partnership affairs. Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues.

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

                           PARKER & PARSLEY 88-A, L.P.

                                INDEX TO EXHIBITS




       The following documents are incorporated by reference in response to Item 14(c):

 Exhibit No.                     Description                            Page
 -----------                     -----------                            ----
    3(a)             Amended and Restated Certificate and                 -
                     Agreement of Limited Partnership of
                     Parker & Parsley 88-A, L.P.

    4(b)             Form of Subscription Agreement and                   -
                     Power of Attorney

    4(c)             Specimen Certificate of Limited                      -
                     Partnership Interest

   10(a)             Operating Agreement                                  -

   10(b)             Exploration and Development Program                  -
                     Agreement