Form 10-Q
period 1997-03-31
PARKER & PARSLEY 88 A L P
filed 1997-05-09
CIK 828186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 88-A, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of March 31, 1997 and
            December 31, 1996..........................................    3

          Statements of Operations for the three months
            ended March 31, 1997 and 1996..............................    4

          Statement of Partners' Capital for the three months
            ended March 31, 1997.......................................    5

          Statements of Cash Flows for the three months
            ended March 31, 1997 and 1996..............................    6

          Notes to Financial Statements................................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................    7



                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K.............................    9

          27.    Financial Data Schedule

          Signatures...................................................   10

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                     March 31,     December 31,
                                                       1997           1996
                                                    -----------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $221,470 at March 31 and
    $178,702 at December 31                         $   221,969    $   179,202
  Accounts receivable - oil and gas sales               168,354        228,344
                                                     ----------     ----------
         Total current assets                           390,323        407,546
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               10,080,508     10,070,081
Accumulated depletion                                (6,600,429)    (6,537,411)
                                                     ----------     ----------
         Net oil and gas properties                   3,480,079      3,532,670
                                                     ----------     ----------
                                                    $ 3,870,402    $ 3,940,216
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    27,855    $    25,585

Partners' capital:
  Managing general partner                               38,667         39,388
  Limited partners (12,935 interests)                 3,803,880      3,875,243
                                                     ----------     ----------
                                                      3,842,547      3,914,631
                                                     ----------     ----------
                                                    $ 3,870,402    $ 3,940,216
                                                     ==========     ==========


  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three months ended
                                                          March 31,
                                                  -------------------------
                                                     1997           1996
                                                  ----------     ----------

Revenues:
   Oil and gas                                    $  330,871     $  311,476
   Interest                                            2,701          2,617
                                                   ---------      ---------
                                                     333,572        314,093
                                                   ---------      ---------
Costs and expenses:
   Oil and gas production                            140,747        129,274
   General and administrative                          9,926          9,344
   Depletion                                          63,018         68,584
                                                   ---------      ---------
                                                     213,691        207,202
                                                   ---------      ---------
Net income                                        $  119,881     $  106,891
                                                   =========      =========
Allocation of net income:
   Managing general partner                       $    1,199     $    1,069
                                                   =========      =========
   Limited partners                               $  118,682     $  105,822
                                                   =========      =========
Net income per limited partnership interest       $     9.18     $     8.18
                                                   =========      =========
Distributions per limited partnership interest    $    14.69     $    11.51
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------

Balance at January 1, 1997          $  39,388     $3,875,243     $3,914,631

    Distributions                      (1,920)      (190,045)      (191,965)

    Net income                          1,199        118,682        119,881
                                     --------      ---------      ---------

Balance at March 31, 1997           $  38,667     $3,803,880     $3,842,547
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three months ended
                                                               March 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:

  Net income                                           $  119,881    $  106,891
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                           63,018        68,584
  Changes in assets and liabilities:
       (Increase) decrease in accounts receivable          59,990        (5,938)
       Increase (decrease) in accounts payable              2,270       (25,241)
                                                        ---------     ---------
          Net cash provided by operating activities       245,159       144,296
                                                        ---------     ---------
Cash flows from investing activities:

  Additions to oil and gas properties                     (10,427)       (1,144)

Cash flows from financing activities:

  Cash distributions to partners                         (191,965)     (150,369)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents       42,767        (7,217)
Cash and cash equivalents at beginning of period          179,202       213,046
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  221,969    $  205,829
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased to $330,871 from $311,476 for the three months ended March 31, 1997 and 1996, respectively, an increase of 6%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 10% decline in barrels of oil produced and sold and an 8% decline in mcf of gas produced and sold. For the three months ended March 31, 1997, 10,229 barrels of oil were sold compared to 11,369 for the same period in 1996, a decrease of 1,140 barrels. For the three months ended March 31, 1997, 39,429 mcf of gas were sold compared to 42,666 for the same period in 1996, a decrease of 3,237 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.76, or 14%, from $19.08 for the three months ended March 31, 1996 to $21.84 for the same period in 1997, while the average price received per mcf of gas increased 23% from $2.22 during the three months ended March 31, 1996 to $2.73 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Costs and Expenses:

Total costs and expenses increased to $213,691 for the three months ended March 31, 1997 as compared to $207,202 for the same period in 1996, an increase of $6,489, or 3%. The increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decrease in depletion.

Production costs were $140,747 for the three months ended March 31, 1997 and $129,274 for the same period in 1996, resulting in an $11,473 increase, or 9%. The increase was due to an increase in workover expenses incurred in an effort to stimulate well production.

G&A consists of independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 6% from $9,344 for the three months ended March 31, 1996 to $9,926 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $63,018 for the three months ended March 31, 1997 compared to $68,584 for the same period in 1996. This represented a decrease in depletion of $5,566, or 8%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $100,863 for the three months ended March 31, 1997 from the same period in 1996. This increase was due to an increase in oil and gas sales receipts and a decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 1997 and 1996 were for equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $191,965 of which $190,045 was distributed to the limited partners and $1,920 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $150,369 of which $148,865 was distributed to the limited partners and $1,504 to the managing general partner.

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

       27.    Financial Data Schedule

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


                                     PARKER & PARSLEY 88-A, L.P.

                              By:    Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:    Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  May 9, 1997           By:    /s/ Steven L. Beal
                                     --------------------------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA