Form 10-Q
period 1997-06-30
PARKER & PARSLEY 88 A L P
filed 1997-08-13
CIK 828186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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


                                Yes / x / No / /

                               Page 1 of 11 pages.
                            Exhibit index on page 10.

                           PARKER & PARSLEY 88-A, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1997 and
              December 31, 1996   .....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1997 and 1996.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1997.......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1997 and 1996....................................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   10

           27.   Financial Data Schedule

           Signatures..................................................   11

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1997            1996
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $219,621 at June 30
    and $178,702 at December 31                    $   220,021     $   179,202
  Accounts receivable - oil and gas sales              134,310         228,344
                                                    ----------      ----------
        Total current assets                           354,331         407,546
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              10,080,508      10,070,081
Accumulated depletion                               (6,661,911)     (6,537,411)
                                                    ----------      ----------
        Net oil and gas properties                   3,418,597       3,532,670
                                                    ----------      ----------
                                                   $ 3,772,928     $ 3,940,216
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    34,966     $    25,585

Partners' capital:
  Managing general partner                              37,621          39,388
  Limited partners (12,935 interests)                3,700,341       3,875,243
                                                    ----------      ----------
                                                     3,737,962       3,914,631
                                                    ----------      ----------
                                                   $ 3,772,928     $ 3,940,216
                                                    ==========      ==========


   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three months ended        Six months ended
                                      June 30,                 June 30,
                               ---------------------    ---------------------
                                  1997        1996         1997        1996
                               ---------   ---------    ---------   ---------
Revenues:
  Oil and gas                  $ 264,483   $ 343,199    $ 595,354   $ 654,675
  Interest                         3,363       3,134        6,064       5,751
                                --------    --------     --------    --------
                                 267,846     346,333      601,418     660,426
                                --------    --------     --------    --------
Costs and expenses:
  Oil and gas production         121,096     127,493      261,843     256,767
  General and administrative       8,035      10,296       17,961      19,640
  Depletion                       61,482      62,908      124,500     131,492
                                --------    --------     --------    --------
                                 190,613     200,697      404,304     407,899
                                --------    --------     --------    --------
Net income                     $  77,233   $ 145,636    $ 197,114   $ 252,527
                                ========    ========     ========    ========
Allocation of net income:
  Managing general partner     $     772   $   1,456    $   1,971   $   2,525
                                ========    ========     ========    ========
  Limited partners             $  76,461   $ 144,180    $ 195,143   $ 250,002
                                ========    ========     ========    ========
Net income per limited
  partnership interest         $    5.91   $   11.15    $   15.09   $   19.33
                                ========    ========     ========    ========
Distributions per limited
  partnership interest         $   13.92   $   14.30    $   28.61   $   25.81
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------

Balance at January 1, 1997          $  39,388     $3,875,243     $3,914,631

    Distributions                      (3,738)      (370,045)      (373,783)

    Net income                          1,971        195,143        197,114
                                     --------      ---------      ---------

Balance at June 30, 1997            $  37,621     $3,700,341     $3,737,962
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Cash flows from operating activities:

  Net income                                          $  197,114    $  252,527
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         124,500       131,492
  Changes in assets and liabilities:
       (Increase) decrease in accounts receivable         94,034       (10,459)
       Increase (decrease) in accounts payable             9,381       (13,107)
                                                       ---------     ---------
         Net cash provided by operating activities       425,029       360,453
                                                       ---------     ---------
Cash flows from investing activities:

  Additions to oil and gas properties                    (10,427)       (1,144)

Cash flows from financing activities:

  Cash distributions to partners                        (373,783)     (337,211)
                                                       ---------     ---------
Net increase in cash and cash equivalents                 40,819        22,098
Cash and cash equivalents at beginning of period         179,202       213,046
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  220,021    $  235,144
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 88-A, L.P. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 9% to $595,354 from $654,675 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from 12% decrease in barrels of oil produced and sold and a 7% decrease in mcf of gas produced and sold and a lower average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the six months ended June 30, 1997, 19,690 barrels of oil were sold compared to 22,392 for the same period in 1996, a decrease of 2,702 barrels. For the six months ended June 30, 1997, 78,919 mcf of gas were sold compared to 85,169 for the same period in 1996, a decrease of 6,250 mcf. The production volume decreases were primarily due to the decline characteristics of the Partnership's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.54 for the six months ended June 30, 1996 to $20.38 for the same period in 1997 while the average price received per mcf of gas increased 7% from $2.29 during the six months ended June 30, 1996 to $2.46 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Costs and Expenses:

Total costs and expenses decreased to $404,304 for the six months ended June 30, 1997 as compared to $407,899 for the same period in 1996, a decrease of $3,595. This decrease was due to declines in depletion and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $261,843 for the six months ended June 30, 1997 and $256,767 for the same period in 1996 resulting in a $5,076 increase. The increase was primarily the result of higher workover expenses, offset by a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 9% from $19,640 for the six months ended June 30, 1996 to $17,961 for the same period in 1997.

Depletion was $124,500 for the six months ended June 30, 1997 compared to $131,492 for the same period in 1996. This represented a decrease in depletion of $6,992, or 5%.

Three months ended June 30, 1997 compared with three months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 23% to $264,483 from $343,199 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from lower average prices received per barrel of oil and mcf of gas, a 14% decrease in barrels of oil produced and sold and a 7% decrease in mcf of gas produced and sold. For the three months ended June 30, 1997, 9,461 barrels of oil were sold compared to 11,023 for the same period in 1996, a decrease of 1,562 barrels. For the three months ended June 30, 1997, 39,490 mcf of gas were sold compared to 42,503 for the same period in 1996, a decrease of 3,013 mcf. The production volume decreases were primarily due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.25, or 15%, from $22.04 for the three months ended June 30, 1996 to $18.79 for the same period in 1997 and the average price received per mcf of gas decreased 7% from $2.36 during the three months ended June 30, 1996 to $2.20 in 1997.

Costs and Expenses:

Total costs and expenses decreased to $190,613 for the three months ended June 30, 1997 as compared to $200,697 for the same period in 1996, a decrease of $10,084, or 5%. This decrease was due to a decline in production costs, G&A and depletion.

Production costs were $121,096 for the three months ended June 30, 1997 and $127,493 for the same period in 1996 resulting in a $6,397 decrease, or 5%. The decrease was due to a decline in production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 22% from $10,296 for the three months ended June 30, 1996 to $8,035 for the same period in 1997.

Depletion was $61,482 for the three months ended June 30, 1997 compared to $62,908 for the same period in 1996. This represented a decrease in depletion of $1,426.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $64,576 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This increase was primarily due to an increase in oil and gas sales receipts and a decrease in production costs paid.

Net Cash Used in  Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1997 and 1996 included expenditures for equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $373,783 of which $3,738 was distributed to the managing general partner and $370,045 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $337,211 of which $3,372 was distributed to the managing general partner and $333,839 to the limited partners.

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


                                      PARKER & PARSLEY 88-A, L.P.

                                By:   Parker & Parsley Development L.P.,
                                        Managing General Partner
                                      By:  Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  August 13, 1997         By:   /s/ Rich Dealy
                                      --------------------------------
                                      Rich Dealy, Controller of PPUSA