Form 10-Q
period 1997-09-30
PARKER & PARSLEY 88 A L P
filed 1997-11-13
CIK 828186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


 / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 88-A, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1997 and
               December 31, 1996   ....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1997 and 1996.................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1997.................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1997 and 1996..............................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    7

                       Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................   10

            27.   Financial Data Schedule

            Signatures.................................................   11

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information


Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                          1997          1996
                                                   ------------    -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash, including interest bearing deposits of
     $188,451 at September 30 and $178,702
     at December 31                                $    188,851    $   179,202
   Accounts receivable - oil and gas sales              131,650        228,344
                                                    -----------     ----------
          Total current assets                          320,501        407,546
                                                    -----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              10,081,449     10,070,081
Accumulated depletion                                (6,718,533)    (6,537,411)
                                                    -----------     ----------
          Net oil and gas properties                  3,362,916      3,532,670
                                                    -----------     ----------
                                                   $  3,683,417    $ 3,940,216
                                                    ===========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $     43,602    $    25,585

Partners' capital:
   Managing general partner                              36,640         39,388
   Limited partners (12,935 interests)                3,603,175      3,875,243
                                                    -----------     ----------
                                                      3,639,815      3,914,631
                                                    -----------     ----------
                                                   $  3,683,417    $ 3,940,216
                                                    ===========     ==========

The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                 ---------------------   ---------------------
                                    1997       1996        1997        1996
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 237,057   $ 319,859   $ 832,411   $ 974,534
  Interest                           3,104       3,384       9,168       9,135
                                  --------    --------    --------    --------
                                   240,161     323,243     841,579     983,669
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production           137,533     120,672     399,376     377,439
  General and administrative         7,011       9,596      24,972      29,236
  Depletion                         56,622      56,739     181,122     188,231
                                  --------    --------    --------    --------
                                   201,166     187,007     605,470     594,906
                                  --------    --------    --------    --------
Net income                       $  38,995   $ 136,236   $ 236,109   $ 388,763
                                  ========    ========    ========    ========
Allocation of net income:
  Managing general partner       $     390   $   1,363   $   2,361   $   3,888
                                  ========    ========    ========    ========
  Limited partners               $  38,605   $ 134,873   $ 233,748   $ 384,875
                                  ========    ========    ========    ========
Net income per limited
  partnership interest           $    2.98   $   10.42   $   18.07   $   29.75
                                  ========    ========    ========    ========
Distributions per limited
  partnership interest           $   10.49   $   14.51   $   39.10   $   40.32
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general       Limited
                                    partner       partners        Total
                                   ---------     ----------     ----------

Balance at January 1, 1997         $  39,388     $3,875,243     $3,914,631

    Distributions                     (5,109)      (505,816)      (510,925)

    Net income                         2,361        233,748        236,109
                                    --------      ---------      ---------

Balance at September 30, 1997      $  36,640     $3,603,175     $3,639,815
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Nine months ended
                                                          September 30,
                                                    ------------------------
                                                       1997          1996
                                                    ----------    ----------
Cash flows from operating activities:
  Net income                                        $  236,109    $  388,763
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                       181,122       188,231
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable          96,694       (10,651)
    Increase (decrease) in accounts payable             18,017        (5,210)
                                                     ---------     ---------
        Net cash provided by operating activities      531,942       561,133
                                                     ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                  (11,368)       (1,144)

Cash flows from financing activities:
  Cash distributions to partners                      (510,925)     (526,754)
                                                     ---------     ---------
Net increase in cash and cash equivalents                9,649        33,235
Cash and cash equivalents at beginning of period       179,202       213,046
                                                     ---------     ---------
Cash and cash equivalents at end of period          $  188,851    $  246,281
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 88-A, L.P. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities & Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 15% to $832,411 from $974,534 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the nine months ended September 30, 1997, 28,350 barrels of oil were sold compared to 32,824 for the same period in 1996, a decrease of 4,474 barrels, or 14%. For the nine months ended September 30, 1997, 118,994 mcf of gas were sold compared to 130,542 for the same period in 1996, a decrease of 11,548 mcf, or 9%. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these decline characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.22, or 6%, from $20.90 for the nine months ended September 30, 1996 to $19.68 for the same period in 1997, while the average price received per mcf of gas increased 5% from $2.21 during the nine months ended September 30, 1996 to $2.31 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

Costs and Expenses:

Total costs and expenses increased to $605,470 for the nine months ended September 30, 1997 as compared to $594,906 for the same period in 1996, an increase of $10,564. This increase was due to an increase in production costs, offset by decreases in depletion and general and administrative expenses ("G&A").

Production costs were $399,376 for the nine months ended September 30, 1997 and $377,439 for the same period in 1996 resulting in a $21,937 increase, or 6%. The increase was due to higher workover and well maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 15%, from $29,236 for the nine months ended September 30, 1996 to $24,972 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $181,122 for the nine months ended September 30, 1997 compared to $188,231 for the same period in 1996, representing a decrease of $7,109, or 4%. This decrease was primarily attributable to a decline in oil production of 4,474 barrels for the nine months ended September 30, 1997 as compared to the same period ended 1996, offset by a decrease in oil reserves during 1997 due to lower commodity prices.

Three months ended September 30, 1997 compared with three months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 26% to $237,057 from $319,859 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and lower average prices received per barrel of oil and mcf of gas. For the three months ended September 30, 1997, 8,660 barrels of oil were sold compared to 10,432 for the same period in 1996, a decrease of 1,772 barrels, or 17%. For the three months ended September 30, 1997, 40,075 mcf of gas were sold compared to 45,373 for the same period in 1996, a decrease of 5,298 mcf, or 12%. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.59, or 17%, from $21.67 for the three months ended September 30, 1996 to $18.08 for the same period in 1997. The average price received per mcf of gas decreased 3% from $2.07 during the three months ended September 30, 1996 to $2.01 for the same period in 1997.

Costs and Expenses:

Total costs and expenses increased to $201,166 for the three months ended September 30, 1997 as compared to $187,007 for the same period in 1996, an increase of $14,159, or 8%. This increase was due to an increase in production costs, offset by decreases in G&A and depletion.

Production costs were $137,533 for the three months ended September 30, 1997 and $120,672 for the same period in 1996, resulting in a $16,861 increase, or 14%. The increase was due to additional well maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 27% from $9,596 for the three months ended September 30, 1996 to $7,011 for the same period in 1997.

Depletion was $56,622 for the three months ended September 30, 1997 compared to $56,739 for the same period in 1996, representing a decrease of $117, primarily attributable to a decline in oil production of 1,772 barrels for the three months ended September 30, 1997 as compared to the same period in 1996, offset by a decrease in oil reserves during the third quarter of 1997 due to lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $29,191 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. This decrease was due to a decline in oil and gas sales receipts and an increase in G&A expense paid, offset by a decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's  principal  investing  activities during the nine months ended
September  30,  1997  and  1996  included   expenditures  related  to  equipment
replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $510,925 of which $5,109 was distributed to the managing general partner and $505,816 to the limited partners. For the same period ended September 30, 1996 cash was sufficient for distributions to the partners of $526,754 of which $5,268 was distributed to the managing general partner and $521,486 to the limited partners.

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


                                           PARKER & PARSLEY 88-A, L.P.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 13, 1997          By:     /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Controller