Form 10-Q
period 1998-06-30
PARKER & PARSLEY 88 A L P
filed 1998-08-04
CIK 828186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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


                                Yes / x / No / /

                           PARKER & PARSLEY 88-A, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997........................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998.......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997....................................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           27.1   Financial Data Schedule

           Signatures..................................................   12

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                      June 30,     December 31,
                                                        1998           1997
                                                    -----------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $174,356 at June 30
    and $206,523 at December 31                     $   174,756    $   206,923
  Accounts receivable - oil and gas sales                97,574        153,707
                                                     ----------     ----------
        Total current assets                            272,330        360,630
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               10,089,116     10,083,265
Accumulated depletion                                (7,606,172)    (7,490,277)
                                                     ----------     ----------
        Net oil and gas properties                    2,482,944      2,592,988
                                                     ----------     ----------
                                                    $ 2,755,274    $ 2,953,618
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    36,679    $    32,381

Partners' capital:
  Managing general partner                               27,428         29,454
  Limited partners (12,935 interests)                 2,691,167      2,891,783
                                                     ----------     ----------
                                                      2,718,595      2,921,237
                                                     ----------     ----------
                                                    $ 2,755,274    $ 2,953,618
                                                     ==========     ==========


   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended       Six months ended
                                       June 30,                June 30,
                                ---------------------   ---------------------
                                   1998        1997        1998        1997
                                ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                   $ 203,910   $ 264,483   $ 434,947   $ 595,354
  Interest                          2,447       3,363       5,435       6,064
                                 --------    --------    --------    --------
                                  206,357     267,846     440,382     601,418
                                 --------    --------    --------    --------
Costs and expenses:
  Oil and gas production          133,653     121,096     272,903     261,843
  General and administrative        6,989       8,035      13,920      17,961
  Depletion                        59,792      61,482     115,895     124,500
                                 --------    --------    --------    --------
                                  200,434     190,613     402,718     404,304
                                 --------    --------    --------    --------
Net income                      $   5,923   $  77,233   $  37,664   $ 197,114
                                 ========    ========    ========    ========
Allocation of net income:
  Managing general partner      $      60   $     772   $     377   $   1,971
                                 ========    ========    ========    ========
  Limited partners              $   5,863   $  76,461   $  37,287   $ 195,143
                                 ========    ========    ========    ========
Net income per limited
  partnership interest          $     .45   $    5.91   $    2.88   $   15.09
                                 ========    ========    ========    ========
Distributions per limited
  partnership interest          $    6.14   $   13.92   $   18.39   $   28.61
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners         Total
                                    ----------     ----------     ----------

Balance at January 1, 1998          $   29,454     $2,891,783     $2,921,237

    Distributions                       (2,403)      (237,903)      (240,306)

    Net income                             377         37,287         37,664
                                     ---------      ---------      ---------

Balance at June 30, 1998            $   27,428     $2,691,167     $2,718,595
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                              June 30,
                                                     -------------------------
                                                        1998           1997
                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                         $   37,664     $  197,114
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                        115,895        124,500
  Changes in assets and liabilities:
       Accounts receivable                               56,133         94,034
       Accounts payable                                   4,298          9,381
                                                      ---------      ---------
          Net cash provided by operating
            activities                                  213,990        425,029
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (5,851)       (10,427)

Cash flows from financing activities:
  Cash distributions to partners                       (240,306)      (373,783)
                                                      ---------      ---------
Net increase (decrease) in cash and cash
  equivalents                                           (32,167)        40,819
Cash and cash equivalents at beginning of period        206,923        179,202
                                                      ---------      ---------
Cash and cash equivalents at end of period           $  174,756     $  220,021
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)



Note 1.     Organization and nature of operations

Parker & Parsley 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 27% to $434,947 from $595,354 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 19,552 barrels of oil,

10,141 barrels of natural gas liquids ("NGLs") and 46,285 mcf of gas were sold, or 37,407 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 19,690 barrels of oil and 78,919 mcf of gas were sold, or 32,843 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $5.73, or 28%, from $20.38 for the six months ended June 30, 1997 to $14.65 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.39. The average price received per mcf of gas decreased 35% from $2.46 during the six months ended June 30, 1997 to $1.59 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $402,718 for the six months ended June 30, 1998 as compared to $404,304 for the same period in 1997, a decrease of $1,586. This decrease was due to declines in depletion and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $272,903 for the six months ended June 30, 1998 and $261,843 for the same period in 1997 resulting in an $11,060 increase, or 4%. The increase was primarily the result of higher well maintenance costs, offset by declines in workover expenses and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 22% from $17,961 for the six months ended June 30, 1997 to $13,920 for the same period in 1998.

Depletion was $115,895 for the six months ended June 30, 1998 compared to $124,500 for the same period in 1997. This represented a decrease in depletion of $8,605, or 7%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 138 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices.

Three months ended June 30, 1998 compared with three months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 23% to $203,910 from $264,483 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 9,573 barrels of oil, 4,934 barrels of NGLs and 21,016 mcf of gas were sold, or 18,010 BOEs. For the three months ended June 30, 1997, 9,461 barrels of oil and 39,490 mcf of gas were sold, or 16,043 BOEs.

The average price received per barrel of oil decreased $4.92, or 26%, from $18.79 for the three months ended June 30, 1997 to $13.87 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $7.62. The average price received per mcf of gas decreased 27% from $2.20 during the three months ended June 30, 1997 to $1.60 in 1998.

Costs and Expenses:

Total costs and expenses increased to $200,434 for the three months ended June 30, 1998 as compared to $190,613 for the same period in 1997, an increase of $9,821, or 5%. This increase was due to additional production costs, offset by declines in depletion and G&A.

Production costs were $133,653 for the three months ended June 30, 1998 and $121,096 for the same period in 1997 resulting in a $12,557 increase, or 10%. The increase was due to additional well maintenance costs, offset by a decline in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 13% from $8,035 for the three months ended June 30, 1997 to $6,989 for the same period in 1998.

Depletion was $59,792 for the three months ended June 30, 1998 compared to $61,482 for the same period in 1997. This represented a decrease in depletion of $1,690, or 3%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997, offset by a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices.
                                        9

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $211,039 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was primarily due to a decline in oil and gas sales receipts and an increase in production costs paid, offset by a decrease in G&A expenses paid.

Net Cash Used in  Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1998 and 1997 included expenditures for equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $240,306 of which $2,403 was distributed to the managing general partner and $237,903 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $373,783 of which $3,738 was distributed to the managing general partner and $370,045 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                             PARKER & PARSLEY 88-A, L.P.

                                     By:     Pioneer Natural Resources USA, Inc.
                                               Managing General Partner





Dated:  August 4, 1998               By:     /s/ Rich Dealy
                                             ---------------------------------
                                             Rich Dealy, Vice President and
                                             Chief Accounting Officer