Form 10-Q
period 1999-06-30
PARKER & PARSLEY 88 A L P
filed 1999-08-10
CIK 828186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999


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


                                Yes / x / No / /

                           PARKER & PARSLEY 88-A, L.P.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999.....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998..................................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   12

           27.1   Financial Data Schedule

           Signatures................................................   13

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    June 30,      December 31,
                                                      1999            1998
                                                  -----------     ------------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                            $   173,966     $   157,782
  Accounts receivable - oil and gas sales             130,673          75,374
                                                   ----------      ----------
        Total current assets                          304,639         233,156
                                                   ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method             10,097,975      10,090,461
Accumulated depletion                              (8,372,445)     (8,264,115)
                                                   ----------      ----------
        Net oil and gas properties                  1,725,530       1,826,346
                                                   ----------      ----------
                                                  $ 2,030,169     $ 2,059,502
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    34,552     $    17,656

Partners' capital:
  Managing general partner                             20,198          20,660
  Limited partners (12,935 interests)               1,975,419       2,021,186
                                                   ----------      ----------
                                                    1,995,617       2,041,846
                                                   ----------      ----------
                                                  $ 2,030,169     $ 2,059,502
                                                   ==========      ==========


   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended       Six months ended
                                        June 30,                June 30,
                                ---------------------   ---------------------
                                   1999        1998        1999        1998
                                ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                   $ 209,933   $ 203,910   $ 374,957   $ 434,947
  Interest                          1,893       2,447       3,533       5,435
                                 --------    --------    --------    --------
                                  211,826     206,357     378,490     440,382
                                 --------    --------    --------    --------
Costs and expenses:
  Oil and gas production          122,011     133,653     223,897     272,903
  General and administrative        6,298       6,989      11,249      13,920
  Depletion                        31,272      59,792     108,330     115,895
                                 --------    --------    --------    --------
                                  159,581     200,434     343,476     402,718
                                 --------    --------    --------    --------
Net income                      $  52,245   $   5,923   $  35,014   $  37,664
                                 ========    ========    ========    ========
Allocation of net income:
  Managing general partner      $     522   $      60   $     350   $     377
                                 ========    ========    ========    ========
  Limited partners              $  51,723   $   5,863   $  34,664   $  37,287
                                 ========    ========    ========    ========
Net income per limited
  partnership interest          $    4.00   $     .45   $    2.68   $    2.88
                                 ========    ========    ========    ========
Distributions per limited
  partnership interest          $    3.06   $    6.14   $    6.22   $   18.39
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners         Total
                                      ---------     ----------     ----------

Balance at January 1, 1999            $  20,660     $2,021,186     $2,041,846

    Distributions                          (812)       (80,431)       (81,243)

    Net income                              350         34,664         35,014
                                       --------      ---------      ---------

Balance at June 30, 1999              $  20,198     $1,975,419     $1,995,617
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                      ------------------------
                                                          1999         1998
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                          $   35,014    $   37,664
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         108,330       115,895
  Changes in assets and liabilities:
       Accounts receivable                               (55,299)       56,133
       Accounts payable                                   16,896         4,298
                                                       ---------     ---------
          Net cash provided by operating activities      104,941       213,990
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (7,514)       (5,851)

Cash flows used in financing activities:
  Cash distributions to partners                         (81,243)     (240,306)
                                                       ---------     ---------
Net increase (decrease) in cash                           16,184       (32,167)
Cash at beginning of period                              157,782       206,923
                                                       ---------     ---------
Cash at end of period                                 $  173,966    $  174,756
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 14% to $374,957 from $434,947 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and a decrease in production. For the six months ended June 30, 1999, 17,589 barrels of oil, 11,663 barrels of natural gas liquids ("NGLs") and 45,216 mcf of gas were sold, or 36,788 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 19,552 barrels of oil, 10,141 barrels of NGLs and 46,285 mcf of gas were sold, or 37,407 BOEs.

The average price received per barrel of oil decreased $1.65, or 11%, from $14.65 for the six months ended June 30, 1998 to $13.00 for the same period in 1999. The average price received per barrel of NGLs decreased 7% from $7.39 during the six months ended June 30, 1998 to $6.86 for the same period in 1999. The average price received per mcf of gas decreased 8% from $1.59 during the six months ended June 30, 1998 to $1.47 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $343,476 for the six months ended June 30, 1999 as compared to $402,718 for the same period in 1998, a decrease of $59,242, or 15%. This decrease was due to declines in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $223,897 for the six months ended June 30, 1999 and $272,903 for the same period in 1998 resulting in a $49,006 decrease, or 18%. The decrease was due to declines in well maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 19% from $13,920 for the six months ended June 30, 1998 to $11,249 for the same period in 1999.

Depletion was $108,330 for the six months ended June 30, 1999 compared to $115,895 for the same period in 1998, a decrease of $7,565, or 7%. This decrease was due to a reduction in oil production of 1,963 barrels for the six months ended June 30, 1999 compared to the same period in 1998, an increase in proved reserves during the period ended June 30, 1999 due to the higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended June 30, 1999 compared with three months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues increased 3% to $209,933 from $203,910 for the three months ended June 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended June 30, 1999, 7,934 barrels of oil,

6,797 barrels of NGLs and 24,720 mcf of gas were sold, or 18,851 BOEs. For the three months ended June 30, 1998, 9,573 barrels of oil, 4,934 barrels of NGLs and 21,016 mcf of gas were sold, or 18,010 BOEs.

The average price received per barrel of oil increased 4% from $13.87 for the three months ended June 30, 1998 to $14.48 for the same period in 1999. The average price received per barrel of NGLs increased 8% from $7.62 during the three months ended June 30, 1998 to $8.21 for the same period in 1999. The average price received per mcf of gas decreased slightly from $1.60 during the three months ended June 30, 1998 to $1.59 in 1999.

Costs and Expenses:

Total costs and expenses decreased to $159,581 for the three months ended June 30, 1999 as compared to $200,434 for the same period in 1998, a decrease of $40,853, or 20%. This decrease was due to declines in depletion, production costs and G&A.

Production costs were $122,011 for the three months ended June 30, 1999 and $133,653 for the same period in 1998 resulting in an $11,642 decrease, or 9%. The decrease was due to declines in well maintenance costs, ad valorem taxes and production taxes.

During this period, G&A decreased, in aggregate, 10% from $6,989 for the three months ended June 30, 1998 to $6,298 for the same period in 1999.

Depletion was $31,272 for the three months ended June 30, 1999 compared to $59,792 for the same period in 1998, a decrease of $28,520, or 48%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 due to higher commodity prices, a reduction in oil production of 1,639 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $109,049 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease was primarily due to declines in oil and gas sales receipts, offset by declines in production costs and G&A expenses paid.

Net Cash Used in  Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1999 and 1998 included expenditures for equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $81,243 of which $812 was distributed to the managing general partner and $80,431 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $240,306 of which $2,403 was distributed to the managing general partner and $237,903 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                           PARKER & PARSLEY 88-A, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.
                                             Managing General Partner





Dated:  August 10, 1999           By:      /s/ Rich Dealy
                                           -------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer