Form 10-Q
period 2000-03-31
PARKER & PARSLEY 88 A L P
filed 2000-05-11
CIK 828186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                         Commission File No. 33-19659-01

                           PARKER & PARSLEY 88-A, L.P.
             (Exact name of Registrant as specified in its charter)

                          Delaware                           75-2225738
            -------------------------------------      ---------------------
              (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)          Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 88-A, L.P.

                                TABLE OF CONTENTS

                                                                       Page

                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2000 and
               December 31, 1999.....................................    3

            Statements of Operations for the three months
              ended March 31, 2000 and 1999..........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2000...................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2000 and 1999..........................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                         Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................    9

            27.1    Financial Data Schedule

            Signatures...............................................   10

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     March 31,      December 31,
                                                       2000             1999
                                                    -----------     -----------
                                                    (Unaudited)
                 ASSETS
Current assets:
  Cash                                              $   204,594     $   215,801
  Accounts receivable - oil and gas sales               174,824         177,635
                                                     ----------      ----------
         Total current assets                           379,418         393,436
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               10,105,793      10,102,308
Accumulated depletion                                (8,455,962)     (8,430,381)
                                                     ----------      ----------
         Net oil and gas properties                   1,649,831       1,671,927
                                                     ----------      ----------
                                                    $ 2,029,249     $ 2,065,363
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    26,430     $    23,009

Partners' capital:
  Managing general partner                               20,270          20,665
  Limited partners (12,935 interests)                 1,982,549       2,021,689
                                                     ----------      ----------
                                                      2,002,819       2,042,354
                                                     ----------      ----------
                                                    $ 2,029,249     $ 2,065,363
                                                     ==========      ==========


  The financial information included as of March 31, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
Revenues:
   Oil and gas                                       $  304,068     $  165,024
   Interest                                               3,115          1,640
   Gain on disposition of assets                            259            -
                                                      ---------      ---------
                                                        307,442        166,664
                                                      ---------      ---------
Costs and expenses:
   Oil and gas production                               149,276        101,886
   General and administrative                             9,122          4,951
   Depletion                                             25,581         77,058
                                                      ---------      ---------
                                                        183,979        183,895
                                                      ---------      ---------
Net income (loss)                                    $  123,463     $  (17,231)
                                                      =========      =========
Allocation of net income (loss):
   Managing general partner                          $    1,235     $     (172)
                                                      =========      =========
   Limited partners                                  $  122,228     $  (17,059)
                                                      =========      =========
Net income (loss) per limited partnership interest   $     9.45     $    (1.32)
                                                      =========      =========
Distributions per limited partnership interest       $    12.48     $     3.16
                                                      =========      =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general        Limited
                                       partner        partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 2000            $   20,665     $2,021,689     $2,042,354

    Distributions                         (1,630)      (161,368)      (162,998)

    Net income                             1,235        122,228        123,463
                                       ---------      ---------      ---------

Balance at March 31, 2000             $   20,270     $1,982,549     $2,002,819
                                       =========      =========      =========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                  $  123,463     $  (17,231)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Depletion                                         25,581         77,058
       Gain on disposition of assets                       (259)           -
  Changes in assets and liabilities:
       Accounts receivable                                2,811        (26,490)
       Accounts payable                                   3,421          6,969
                                                      ---------      ---------
          Net cash provided by operating activities     155,017         40,306
                                                      ---------      ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                    (3,485)        (3,230)
  Proceeds from asset dispositions                          259            -
                                                      ---------      -------
          Net cash used in investing activities          (3,226)        (3,230)
                                                      ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (162,998)       (41,311)
                                                      ---------      ---------
Net decrease in cash                                    (11,207)        (4,235)
Cash at beginning of period                             215,801        157,782
                                                      ---------      ---------
Cash at end of period                                $  204,594     $  153,547
                                                      =========      =========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 84% to $304,068 for the three months ended March 31, 2000 as compared to $165,024 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by declines in production. For the three months ended March 31, 2000, 7,878 barrels of oil, 4,068 barrels of natural gas liquids ("NGLs") and 15,987 mcf of gas were sold, or 14,611 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1999, 9,655 barrels of oil, 4,866 barrels of NGLs and 20,496 mcf of gas were sold, or 17,937 BOEs.

The average price received per barrel of oil increased $16.12, or 137%, from $11.78 for the three months ended March 31, 1999 to $27.90 for the same period in 2000. The average price received per barrel of NGLs increased $8.96, or 180%, from $4.97 for the three months ended March 31, 1999 to $13.93 for the same period in 2000. The average price received per mcf of gas increased 31% from $1.32 during the three months ended March 31, 1999 to $1.73 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses increased slightly to $183,979 for the three months ended March 31, 2000 as compared to $183,895 for the same period in 1999, an increase of $84. The increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decrease in depletion.

Production costs were $149,276 for the three months ended March 31, 2000 and $101,886 for the same period in 1999, resulting in a $47,390 increase, or 47%. The increase was due to increases in well maintenance costs and workover costs incurred to stimulate well production and production taxes due to increased oil and gas revenues.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 84% from $4,951 for the three months ended March 31, 1999 to $9,122 for the same period in 2000 primarily due to increased oil and gas revenues.

Depletion was $25,581 for the three months ended March 31, 2000 compared to $77,058 for the same period in 1999, a decrease of $51,477, or 67%. This decrease was the result of a combination of factors that included an increase in proved reserves during the three months ended March 31, 2000 due to higher commodity prices and a decline in oil production of 1,777 barrels for the three months ended March 31, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $114,711 for the three months ended March 31, 2000 from the same period in 1999. The increase was primarily attributable to an increase of $169,820 in oil and gas sales receipts, offset by increases in operating costs paid of $47,918 and in G&A expenses paid of $7,191.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 2000 and 1999 were related to upgrades of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

For the three months ended March 31, 2000, cash distributions to the partners were $162,998, of which $1,630 was distributed to the managing general partner and $161,368 to the limited partners. For the same period ended March 31, 1999, cash distributions to the partners were $41,311, of which $413 was distributed to the managing general partner and $40,898 to the limited partners.

Other Items

Year 2000

During 1998, the managing general partner established a "Year 2000" project that assessed the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and third parties; and, tested the managing general partner's systems and processes once remedial actions were taken.

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

                                            PARKER & PARSLEY 88-A, L.P.

                                   By:      Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 11, 2000               By:      /s/ Rich Dealy
                                            -----------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer