Form 10-Q
period 2000-06-30
PARKER & PARSLEY 88 A L P
filed 2000-08-08
CIK 828186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                         Commission File No. 33-19659-01

                           PARKER & PARSLEY 88-A, L.P.
             (Exact name of Registrant as specified in its charter)


                  Delaware                                75-2225738
   ------------------------------------------       ---------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas     75039
----------------------------------------------------------------   ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 88-A, L.P.

                                TABLE OF CONTENTS


                                                                     Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999....................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999...................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000...................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999................................    6

           Notes to Financial Statements...........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K........................   10

           27.1   Financial Data Schedule

           Signatures..............................................   11

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                    June 30,       December 31,
                                                      2000            1999
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash                                             $   208,786     $   215,801
  Accounts receivable - oil and gas sales              165,477         177,635
                                                    ----------      ----------
        Total current assets                           374,263         393,436
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              10,107,832      10,102,308
Accumulated depletion                               (8,479,179)     (8,430,381)
                                                    ----------      ----------
        Net oil and gas properties                   1,628,653       1,671,927
                                                    ----------      ----------
                                                   $ 2,002,916     $ 2,065,363
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    35,767     $    23,009

Partners' capital:
  Managing general partner                              19,913          20,665
  Limited partners (12,935 interests)                1,947,236       2,021,689
                                                    ----------      ----------
                                                     1,967,149       2,042,354
                                                    ----------      ----------
                                                   $ 2,002,916     $ 2,065,363
                                                    ==========      ==========


  The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                  ---------------------   ---------------------
                                    2000        1999        2000        1999
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 334,067   $ 209,933   $ 638,135   $ 374,957
  Interest                            3,963       1,893       7,078       3,533
  Gain on disposition of assets         -           -           259         -
                                   --------    --------    --------    --------
                                    338,030     211,826     645,472     378,490
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            135,737     122,011     285,013     223,897
  General and administrative         10,022       6,298      19,144      11,249
  Depletion                          23,217      31,272      48,798     108,330
                                   --------    --------    --------    --------
                                    168,976     159,581     352,955     343,476
                                   --------    --------    --------    --------
Net income                        $ 169,054   $  52,245   $ 292,517   $  35,014
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $   1,690   $     522   $   2,925   $     350
                                   ========    ========    ========    ========
  Limited partners                $ 167,364   $  51,723   $ 289,592   $  34,664
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $   12.94   $    4.00   $   22.39   $    2.68
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------

Balance at January 1, 2000          $  20,665     $2,021,689     $2,042,354

    Distributions                      (3,677)      (364,045)      (367,722)

    Net income                          2,925        289,592        292,517
                                     --------      ---------      ---------

Balance at June 30, 2000            $  19,913     $1,947,236     $1,967,149
                                     ========      =========      =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                                June 30,
                                                        -----------------------
                                                          2000          1999
                                                        ---------     ---------
Cash flows from operating activities:
  Net income                                            $ 292,517     $  35,014
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                           48,798       108,330
       Gain on disposition of assets                         (259)          -
  Changes in assets and liabilities:
       Accounts receivable                                 12,158       (55,299)
       Accounts payable                                    12,758        16,896
                                                         --------      --------
          Net cash provided by operating activities       365,972       104,941
                                                         --------      --------
Cash flows used in investing activities:
  Additions to oil and gas properties                      (5,524)       (7,514)
  Proceeds from asset dispositions                            259           -
                                                         --------      ------
          Net cash used in investing activities            (5,265)       (7,514)
                                                         --------      --------
Cash flows used in financing activities:
  Cash distributions to partners                         (367,722)      (81,243)
                                                         --------      --------
Net increase (decrease) in cash                            (7,015)       16,184
Cash at beginning of period                               215,801       157,782
                                                         --------      --------
Cash at end of period                                   $ 208,786     $ 173,966
                                                         ========      ========


         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended
  June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 70% to $638,135 for the six months ended June 30, 2000 as compared to $374,957 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2000, 15,055 barrels of oil, 9,352 barrels of natural gas liquids ("NGLs") and 36,489 mcf of gas were sold, or 30,489 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 17,589 barrels of oil, 11,663 barrels of NGLs and 45,216 mcf of gas were sold, or 36,788 BOEs.

The average price received per barrel of oil increased $15.50, or 119%, from $13.00 for the six months ended June 30, 1999 to $28.50 for the same period in 2000. The average price received per barrel of NGLs increased $6.95, or 101%, from $6.86 during the six months ended June 30, 1999 to $13.81 for the same period in 2000. The average price received per mcf of gas increased 49% from $1.47 during the six months ended June 30, 1999 to $2.19 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $259 was recognized during the six months ended June 30, 2000 resulting from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $352,955 for the six months ended June 30, 2000 as compared to $343,476 for the same period in 1999, an increase of $9,479, or 3%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $285,013 for the six months ended June 30, 2000 and $223,897 for the same period in 1999 resulting in a $61,116 increase, or 27%. The increase was the result of additional well maintenance costs and workover expenses incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 70% from $11,249 for the six months ended June 30, 1999 to $19,144 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $48,798 for the six months ended June 30, 2000 compared to $108,330 for the same period in 1999, a decrease of $59,532, or 55%. This decrease was due to an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices and a decline in oil production of 2,534 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 59% to $334,067 for the three months ended June 30, 2000 as compared to $209,933 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 2000, 7,177 barrels of oil, 5,284 barrels of NGLs and 20,502 mcf of gas were sold, or 15,878 BOEs. For the three months ended June 30, 1999, 7,934 barrels of oil, 6,797 barrels of NGLs and 24,720 mcf of gas were sold, or 18,851 BOEs.

The average price received per barrel of oil increased $14.69, or 101%, from $14.48 for the three months ended June 30, 1999 to $29.17 for the same period in 2000. The average price received per barrel of NGLs increased $5.50, or 67%, from $8.21 during the three months ended June 30, 1999 to $13.71 for the same period in 2000. The average price received per mcf of gas increased 60% from $1.59 during the three months ended June 30, 1999 to $2.55 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $168,976 for the three months ended June 30, 2000 as compared to $159,581 for the same period in 1999, an increase of $9,395, or 6%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $135,737 for the three months ended June 30, 2000 and $122,011 for the same period in 1999 resulting in a $13,726 increase, or 11%. The increase was the result of higher production taxes due to higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

During this period, G&A increased, in aggregate, 59% from $6,298 for the three months ended June 30, 1999 to $10,022 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas sales.

Depletion was $23,217 for the three months ended June 30, 2000 compared to $31,272 for the same period in 1999, a decrease of $8,055, or 26%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices and a decline in oil production of 757 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $261,031 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was primarily due to an increase of $334,180 in oil and gas sales receipts, offset by increases in operating costs paid of $61,988 and G&A expenses paid of $11,161.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2000 and 1999 included expenditures for equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $259 received during the six months ended June 30, 2000 were due to equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $367,722, of which $3,677 was distributed to the managing general partner and $364,045 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $81,243, of which $812 was distributed to the managing general partner and $80,431 to the limited partners.

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

                                            PARKER & PARSLEY 88-A, L.P.

                                   By:      Pioneer Natural Resources USA, Inc.
                                              Managing General Partner





Dated:  August 8, 2000             By:      /s/ Rich Dealy
                                            ------------------------------
                                            Rich Dealy, Vice President and
                                            Chief Accounting Officer