Form 10-Q
period 2000-09-30
PARKER & PARSLEY 88 A L P
filed 2000-11-13
CIK 828186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000


                         Commission File No. 33-19659-01


                           PARKER & PARSLEY 88-A, L.P.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                          Delaware                           75-2225738
          -----------------------------------------     ---------------------
               (State or other jurisdiction of             (I.R.S. Employer
                incorporation or organization)          Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 88-A, L.P.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2000 and
               December 31, 1999...................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2000 and 1999.............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2000.............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999..........................    6

            Notes to Financial Statements..........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.......................   10

            27.1   Financial Data Schedule

            Signatures.............................................   11

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information


Item 1.      Financial Statements

                                 BALANCE SHEETS
                                                  September 30,    December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                  (Unaudited)
                 ASSETS

Current assets:
   Cash                                           $    221,483     $    215,801
   Accounts receivable - oil and gas sales             198,964          177,635
                                                   -----------      -----------
          Total current assets                         420,447          393,436
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             10,111,888       10,102,308
Accumulated depletion                               (8,510,056)      (8,430,381)
                                                   -----------      -----------
          Net oil and gas properties                 1,601,832        1,671,927
                                                   -----------      -----------
                                                  $  2,022,279     $  2,065,363
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     45,112     $     23,009

Partners' capital:
   Managing general partner                             20,013           20,665
   Limited partners (12,935 interests)               1,957,154        2,021,689
                                                   -----------      -----------
                                                     1,977,167        2,042,354
                                                   -----------      -----------
                                                  $  2,022,279     $  2,065,363
                                                   ===========      ===========




The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                     Three months ended             Nine months ended
                                        September 30,                  September 30,
                                  -------------------------      -------------------------
                                     2000            1999           2000            1999
                                  ---------       ---------      ----------      ---------
Revenues:
  Oil and gas                     $ 404,891       $ 279,116      $1,043,026      $ 654,073
  Interest                            4,613           2,462          11,691          5,995
  Gain on disposition of assets         -               -               259            -
                                   --------        --------       ---------       --------
                                    409,504         281,578       1,054,976        660,068
                                   --------        --------       ---------       --------
Costs and expenses:
  Oil and gas production            130,098         109,002         415,111        332,899
  General and administrative         12,147           8,373          31,291         19,622
  Depletion                          30,877          28,419          79,675        136,749
                                   --------        --------       ---------       --------
                                    173,122         145,794         526,077        489,270
                                   --------        --------       ---------       --------
Net income                        $ 236,382       $ 135,784      $  528,899      $ 170,798
                                   ========        ========       =========       ========
Allocation of net income:
  Managing general partner        $   2,364       $   1,358      $    5,289      $   1,708
                                   ========        ========       =========       ========
  Limited partners                $ 234,018       $ 134,426      $  523,610      $ 169,090
                                   ========        ========       =========       ========
Net income per limited
  partnership interest            $   18.09       $   10.39      $    40.48      $   13.07
                                   ========        ========       =========       ========




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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general      Limited
                                        partner      partners       Total
                                       ---------    ----------    ----------


Balance at January 1, 2000             $  20,665    $2,021,689    $2,042,354

    Distributions                         (5,941)     (588,145)     (594,086)

    Net income                             5,289       523,610       528,899
                                        --------     ---------     ---------

Balance at September 30, 2000          $  20,013    $1,957,154    $1,977,167
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  528,899    $  170,798
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                           79,675       136,749
       Gain on disposition of assets                         (259)          -
  Changes in assets and liabilities:
    Accounts receivable                                   (21,329)      (92,928)
    Accounts payable                                       22,103        20,141
                                                        ---------     ---------
          Net cash provided by operating activities       609,089       234,760
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (9,580)       (9,812)
  Proceeds from asset dispositions                            259           -
                                                        ---------     ---------
          Net cash used in investing activities            (9,321)       (9,812)
                                                        ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                         (594,086)     (185,393)
                                                        ---------     ---------
Net increase in cash                                        5,682        39,555
Cash at beginning of period                               215,801       157,782
                                                        ---------     ---------
Cash at end of period                                  $  221,483    $  197,337
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 59% to $1,043,026 for the nine months ended September 30, 2000 as compared to $654,073 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 2000, 24,596 barrels of oil, 13,677 barrels of natural gas liquids ("NGLs") and 56,955 mcf of gas were sold, or 47,766 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 25,910 barrels of oil, 18,438 barrels of NGLs and 71,051 mcf of gas were sold, or 56,190 BOEs.

The average price received per barrel of oil increased $13.30, or 89%, from $15.00 for the nine months ended September 30, 1999 to $28.30 for the same period in 2000. The average price received per barrel of NGLs increased $6.35, or 78%, from $8.13 during the nine months ended September 30, 1999 to $14.48 for the same period in 2000. The average price received per mcf of gas increased 62% from $1.62 during the nine months ended September 30, 1999 to $2.62 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Gain on disposition of assets of $259 was recognized during the nine months ended September 30, 2000 resulting from equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $526,077 for the nine months ended September 30, 2000 as compared to $489,270 for the same period in 1999, an increase of $36,807, or 8%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $415,111 for the nine months ended September 30, 2000 and $332,899 for the same period in 1999 resulting in an increase of $82,212, or 25%. The increase was primarily due to additional well maintenance costs of $39,880 incurred to stimulate well production and higher production taxes of $30,607 associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 59%, from $19,622 for the nine months ended September 30, 1999 to $31,291 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $79,675 for the nine months ended September 30, 2000 compared to $136,749 for the same period in 1999, representing a decrease of $57,074, or 42%. This decrease was the result of an increase in proved reserves due to higher commodity prices and a decline in oil production of 1,314 barrels when compared to the respective information for the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 45% to $404,891 for the three months ended September 30, 2000 as compared to $279,116 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 2000, 9,541 barrels of oil, 4,325 barrels of NGLs and 20,466 mcf of gas were sold, or 17,277 BOEs. For the three months ended September 30, 1999, 8,321 barrels of oil, 6,775 barrels of NGLs and 25,835 mcf of gas were sold, or 19,402 BOEs.

The average price received per barrel of oil increased $8.74, or 45%, from $19.24 for the three months ended September 30, 1999 to $27.98 for the same period in 2000. The average price received per barrel of NGLs increased $5.59, or 54%, from $10.33 during the three months ended September 30, 1999 to $15.92 for the same period in 2000. The average price received per mcf of gas increased 78% from $1.90 during the three months ended September 30, 1999 to $3.38 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $173,122 for the three months ended September 30, 2000 as compared to $145,794 for the same period in 1999, an increase of $27,328, or 19%. This increase was due to increases in production costs, G&A and depletion.

Production costs were $130,098 for the three months ended September 30, 2000 and $109,002 for the same period in 1999, resulting in a $21,096 increase, or 19%. The increase was primarily due to higher production taxes of $11,564 associated with higher oil and gas prices and additional well maintenance costs of $1,229 incurred to stimulate well production.

During this period, G&A increased, in aggregate, 45% from $8,373 for the three months ended September 30, 1999 to $12,147 for the same period in 2000 due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $30,877 for the three months ended September 30, 2000 compared to $28,419 for the same period in 1999, representing an increase of $2,458, or 9%. This increase was due to an increase in oil production of 1,220 barrels for the three months ended September 30, 2000 compared to the same period in 1999, offset by an increase in proved reserves during the period ended September 30, 2000 compared to the same period in 1999 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $374,329 during the nine months ended September 30, 2000 from the same period ended September 30, 1999.

This increase was due to an increase in oil and gas sales receipts of $466,248, offset by increases in production costs paid of $75,574 and G&A expenses paid of $16,345.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 2000 and 1999 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $259 received during the nine months ended September 30, 2000 were due to equipment credits received on one well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $594,086, of which $5,941 was distributed to the managing general partner and $588,145 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $185,393, of which $1,854 was distributed to the managing general partner and $183,539 to the limited partners.

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


                                            PARKER & PARSLEY 88-A, L.P.

                                   By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 13, 2000          By:      /s/ Rich Dealy
                                            ----------------------------------
                                            Rich Dealy, Vice President and
                                              Chief Accounting Officer