Form 10-Q
period 2001-03-31
PARKER & PARSLEY 88 A L P
filed 2001-05-09
CIK 828186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                         Commission File No. 33-19659-01


                           PARKER & PARSLEY 88-A, L.P.
             (Exact name of Registrant as specified in its charter)

                        Delaware                              75-2225738
            ----------------------------------          ----------------------
             (State or other jurisdiction of               (I.R.S. Employer
             incorporation or organization)             Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 88-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2001 and
              December 31, 2000.......................................    3

           Statements of Operations for the three months
             ended March 31, 2001 and 2000............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 2001.....................................    5

           Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           Signatures.................................................   11

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                      March 31,     December 31,
                                                        2001            2000
                                                    -----------     -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash                                              $   181,063     $   193,491
  Accounts receivable - oil and gas sales               266,590         224,465
                                                     ----------      ----------
         Total current assets                           447,653         417,956
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               10,111,281      10,111,281
Accumulated depletion                                (8,566,166)     (8,534,409)
                                                     ----------      ----------
         Net oil and gas properties                   1,545,115       1,576,872
                                                     ----------      ----------
                                                    $ 1,992,768     $ 1,994,828
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    26,364     $    18,724

Partners' capital:
  Managing general partner                               19,906          20,003
  Limited partners (12,935 interests)                 1,946,498       1,956,101
                                                     ----------      ----------
                                                      1,966,404       1,976,104
                                                     ----------      ----------
                                                    $ 1,992,768     $ 1,994,828
                                                     ==========      ==========



  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three months ended
                                                           March 31,
                                                    ------------------------
                                                       2001          2000
                                                    ---------      ---------

Revenues:
   Oil and gas                                      $ 455,361      $ 304,068
   Interest                                             3,334          3,115
   Gain on disposition of assets                          -              259
                                                     --------       --------
                                                      458,695        307,442
                                                     --------       --------
Costs and expenses:
   Oil and gas production                             151,163        149,276
   General and administrative                          13,661          9,122
   Depletion                                           31,757         25,581
                                                     --------       --------
                                                      196,581        183,979
                                                     --------       --------
Net income                                          $ 262,114      $ 123,463
                                                     ========       ========
Allocation of net income:
   Managing general partner                         $   2,621      $   1,235
                                                     ========       ========
   Limited partners                                 $ 259,493      $ 122,228
                                                     ========       ========
Net income per limited partnership interest         $   20.06      $    9.45
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners        Total
                                        ---------     ----------     ----------


Balance at January 1, 2001              $  20,003     $1,956,101     $1,976,104

    Distributions                          (2,718)      (269,096)      (271,814)

    Net income                              2,621        259,493        262,114
                                         --------      ---------      ---------

Balance at March 31, 2001               $  19,906     $1,946,498     $1,966,404
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------

Cash flows from operating activities:
  Net income                                           $  262,114    $  123,463
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                           31,757        25,581
       Gain on disposition of assets                          -            (259)
  Changes in assets and liabilities:
       Accounts receivable                                (42,125)        2,811
       Accounts payable                                     7,640         3,421
                                                        ---------     ---------
          Net cash provided by operating activities       259,386       155,017
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                         -          (3,485)
  Proceeds from disposition of assets                         -             259
                                                        ---------     ---------
          Net cash used in investing activities               -          (3,226)
                                                        ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                         (271,814)     (162,998)
                                                        ---------     ---------
Net decrease in cash                                      (12,428)      (11,207)
Cash at beginning of period                               193,491       215,801
                                                        ---------     ---------
Cash at end of period                                  $  181,063    $  204,594
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 50% to $455,361 for the three months ended March 31, 2001 as compared to $304,068 for the same period in 2000. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended March 31, 2001, 10,082 barrels of oil, 3,156 barrels of natural gas liquids ("NGLs") and 29,495 mcf of gas were sold, or 18,154 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 7,878 barrels of oil, 4,068 barrels of NGLs and

15,987 mcf of gas were sold, or 14,611 BOEs. Of the increase, 3,880 BOEs are attributable to two wells reaching payout pursuant to the terms of the farmout agreements which increased the Partnership's net revenue interest in the wells.

The average price received per barrel of oil decreased $1.92, or 7%, from $27.90 for the three months ended March 31, 2000 to $25.98 for the same period in 2001. The average price received per barrel of NGLs increased $4.19, or 30%, from $13.93 for the three months ended March 31, 2000 to $18.12 for the same period in 2001. The average price received per mcf of gas increased 167% from $1.73 during the three months ended March 31, 2000 to $4.62 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Gain on disposition of assets of $259 was recognized during the three months ended March 31, 2000 resulting from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $196,581 for the three months ended March 31, 2001 as compared to $183,979 for the same period in 2000, an increase of $12,602, or 7%. The increase was due to increases in depletion, general and administrative expenses ("G&A") and production costs.

Production costs were $151,163 for the three months ended March 31, 2001 and $149,276 for the same period in 2000, resulting in a $1,887 increase, or 1%. The increase was primarily due to increased lease operating and production taxes attributable to the wells that reached payout pursuant to the terms of the farmout agreements as noted above and higher production taxes associated with higher oil and gas prices, offset by decreases in well maintenance and workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 50% from $9,122 for the three months ended March 31, 2000 to $13,661 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues attributable to commodity prices and the two wells reaching payout as noted above and an increase in the accrual for tax preparation fees.

Depletion was $31,757 for the three months ended March 31, 2001 as compared to $25,581 for the same period in 2000, an increase of $6,176, or 24%. This increase was primarily due to an increase in oil production of 2,204 barrels, which was principally due to the two wells reaching payout as noted above, for the three months ended March 31, 2001 compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $104,369 for the three months ended March 31, 2001 from the same period in 2000. The increase was primarily attributable to an increase of $151,512 in oil and gas sales receipts, offset by increases in production costs of $1,887, G&A expenses of $4,539 and working capital of $40,717. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $48,394 to oil and gas receipts and $103,118 resulting from an increase in production during 2001. The increase in production costs was primarily due to increased production taxes associated with higher oil and gas prices, offset by a decrease in well maintenance and workover costs. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual for tax preparation fees.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 2000 were related to upgrades of oil and gas equipment on active properties.

Proceeds from disposition of assets of $259 received during the three months ended March 31, 2000 were due to equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $271,814, of which $2,718 was distributed to the managing general partner and $269,096 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $162,998, of which $1,630 was distributed to the managing general partner and $161,368 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                          PARKER & PARSLEY 88-A, L.P.

                                 By:      Pioneer Natural Resources USA, Inc.
                                           Managing General Partner



Dated:  May 9, 2001              By:      /s/ Rich Dealy
                                          -----------------------------------
                                          Rich Dealy, Vice President
                                            and Chief Accounting Officer