Form 10-Q
period 2001-06-30
PARKER & PARSLEY 88 A L P
filed 2001-08-06
CIK 828186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-19659-01


                           PARKER & PARSLEY 88-A, L.P.
             (Exact name of Registrant as specified in its charter)


                        Delaware                             75-2225738
         ------------------------------------------     ---------------------
              (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)            Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas          75039
     -------------------------------------------------       ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 88-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three and six
              months ended June 30, 2001 and 2000....................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2001....................................    5

            Statements of Cash Flows for the six months ended
              June 30, 2001 and 2000.................................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   11

            Signatures...............................................   12

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash                                             $    456,462    $    193,491
  Accounts receivable - oil and gas sales               163,314         224,465
                                                    -----------     -----------
        Total current assets                            619,776         417,956
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               10,115,996      10,111,281
Accumulated depletion                                (8,599,430)     (8,534,409)
                                                    -----------     -----------
        Net oil and gas properties                    1,516,566       1,576,872
                                                    -----------     -----------
                                                   $  2,136,342    $  1,994,828
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     35,993    $     18,724

Partners' capital:
  Managing general partner                               21,246          20,003
  Limited partners (12,935 interests)                 2,079,103       1,956,101
                                                    -----------     -----------
                                                      2,100,349       1,976,104
                                                    -----------     -----------
                                                   $  2,136,342    $  1,994,828
                                                    ===========     ===========



  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                       Three months ended        Six months ended
                                             June 30,                 June 30,
                                     ----------------------    ----------------------
                                        2001         2000        2001         2000
                                     ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                        $ 315,590    $ 334,067    $ 770,951    $ 638,135
  Interest                               3,450        3,963        6,784        7,078
  Gain on disposition of assets            -            -            -            259
                                      --------     --------     --------     --------
                                       319,040      338,030      777,735      645,472
                                      --------     --------     --------     --------
Costs and expenses:
  Oil and gas production               142,364      135,737      293,527      285,013
  General and administrative             9,467       10,022       23,128       19,144
  Depletion                             33,264       23,217       65,021       48,798
                                      --------     --------     --------     --------
                                       185,095      168,976      381,676      352,955
                                      --------     --------     --------     --------
Net income                           $ 133,945    $ 169,054    $ 396,059    $ 292,517
                                      ========     ========     ========     ========
Allocation of net income:
  Managing general partner           $   1,340    $   1,690    $   3,961    $   2,925
                                      ========     ========     ========     ========
  Limited partners                   $ 132,605    $ 167,364    $ 392,098    $ 289,592
                                      ========     ========     ========     ========
Net income per limited
  partnership interest               $   10.25    $   12.94    $   30.31    $   22.39
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners         Total
                                       ---------     ----------     ----------


Balance at January 1, 2001             $  20,003     $1,956,101     $1,976,104

    Distributions                         (2,718)      (269,096)      (271,814)

    Net income                             3,961        392,098        396,059
                                        --------      ---------      ---------

Balance at June 30, 2001               $  21,246     $2,079,103     $2,100,349
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Six months ended
                                                             June 30,
                                                    -------------------------
                                                       2001           2000
                                                    ----------     ----------
Cash flows from operating activities:
  Net income                                        $  396,059     $  292,517
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                        65,021         48,798
       Gain on disposition of assets                       -             (259)
  Changes in assets and liabilities:
       Accounts receivable                              61,151         12,158
       Accounts payable                                 17,269         12,758
                                                     ---------      ---------
         Net cash provided by operating activities     539,500        365,972
                                                     ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                   (4,715)        (5,524)
  Proceeds from asset dispositions                         -              259
                                                     ---------      ---------
         Net cash used in investing activities          (4,715)        (5,265)
                                                     ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                      (271,814)      (367,722)
                                                     ---------      ---------
Net increase (decrease) in cash                        262,971         (7,015)
Cash at beginning of period                            193,491        215,801
                                                     ---------      ---------
Cash at end of period                               $  456,462     $  208,786
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
  June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 21% to $770,951 for the six months ended June 30, 2001 as compared to $638,135 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas and NGLs and an increase in production, offset by lower average prices received for oil. For the six months ended June 30, 2001, 17,555 barrels of oil, 6,415 barrels of natural gas liquids ("NGLs") and 47,966 mcf of gas were sold, or 31,964 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 15,055 barrels of oil, 9,352 barrels of NGLs and 36,489 mcf of gas were sold, or 30,489 BOEs.

The average price received per barrel of oil decreased $2.10, or 7%, from $28.50 for the six months ended June 30, 2000 to $26.40 for the same period in 2001. The average price received per barrel of NGLs increased $2.38, or 17%, from $13.81 during the six months ended June 30, 2000 to $16.19 for the same period in 2001. The average price received per mcf of gas increased 94% from $2.19 during the six months ended June 30, 2000 to $4.25 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Gain on disposition of assets of $259 was recognized during the six months ended June 30, 2000 resulting from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $381,676 for the six months ended June 30, 2001 as compared to $352,955 for the same period in 2000, an increase of $28,721, or 8%. This increase was due to increases in depletion, production costs and general and administrative expenses ("G&A").

Production costs were $293,527 for the six months ended June 30, 2001 and $285,013 for the same period in 2000 resulting in an $8,514 increase, or 3%. The increase was the result of additional well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices, offset by lower workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 21% from $19,144 for the six months ended June 30, 2000 to $23,128 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Depletion was $65,021 for the six months ended June 30, 2001 as compared to $48,798 for the same period in 2000, an increase of $16,223, or 33%. This increase was due to a decrease in proved reserves during the period ended June 30, 2001 due to lower commodity prices and an increase in oil production of 2,500 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 6% to $315,590 for the three months ended June 30, 2001 as compared to $334,067 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and a decrease in production, offset by higher average prices received for gas and NGLs. For the three months ended June 30, 2001, 7,473 barrels of oil, 3,259 barrels of NGLs and 18,471 mcf of gas were sold, or 13,811 BOEs. For the three months ended June 30, 2000, 7,177 barrels of oil, 5,284 barrels of NGLs and 20,502 mcf of gas were sold, or 15,878 BOEs.

The average price received per barrel of oil decreased $2.22, or 8%, from $29.17 for the three months ended June 30, 2000 to $26.95 for the same period in 2001. The average price received per barrel of NGLs increased $.61, or 4%, from $13.71 during the three months ended June 30, 2000 to $14.32 for the same period in 2001. The average price received per mcf of gas increased 43% from $2.55 during the three months ended June 30, 2000 to $3.65 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $185,095 for the three months ended June 30, 2001 as compared to $168,976 for the same period in 2000, an increase of $16,119, or 10%. This increase was due to increases in depletion and production costs, offset by a decline in G&A.

Production costs were $142,364 for the three months ended June 30, 2001 and $135,737 for the same period in 2000 resulting in a $6,627 increase, or 5%. The increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production, offset by lower production taxes due to lower oil prices.

During this period, G&A decreased 6% from $10,022 for the three months ended June 30, 2000 to $9,467 for the same period in 2001, primarily due to a decrease in audit and tax fees.

Depletion was $33,264 for the three months ended June 30, 2001 as compared to $23,217 for the same period in 2000, an increase of $10,047, or 43%. This increase was due to a decrease in proved reserves during the period ended June 30, 2001 due to lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $173,528 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was primarily due to an increase of $132,522 in oil and gas sales receipts and a reduction in working capital of $53,504, offset by increases in production costs of $8,514 and G&A expenses of $3,984. The increase in oil and gas receipts resulted from increases in gas and NGL prices of $97,373 and $67,182 resulting from an increase in production during 2001 as compared to the same period in 2000, offset by a decrease of $32,033 in oil prices during 2001.

The increase in production costs was primarily due to additional well maintenance costs incurred to stimulate well production and increased production taxes associated with higher oil and gas prices, offset by lower workover costs. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Net Cash Used in  Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2001 and 2000 were related to expenditures for oil and gas equipment upgrades on active properties.

Proceeds from asset dispositions of $259 received during the six months ended June 30, 2000 were due to equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $271,814, of which $2,718 was distributed to the managing general partner and $269,096 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $367,722, of which $3,677 was distributed to the managing general partner and $364,045 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                            PARKER & PARSLEY 88-A, L.P.

                                   By:      Pioneer Natural Resources USA, Inc.
                                              Managing General Partner





Dated:  August 6, 2001             By:      /s/ Rich Dealy
                                            ---------------------------------
                                            Rich Dealy, Vice President and
                                            Chief Accounting Officer