Form 10-Q
period 2001-09-30
PARKER & PARSLEY 88 A L P
filed 2001-11-09
CIK 828186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001


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

                                Yes / x / No / /

                           PARKER & PARSLEY 88-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2001 and
              December 31, 2000......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2001 and 2000................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2001................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2001 and 2000.............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    8


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   12

           Signatures................................................   13

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information


Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       2001            2000
                                                   -------------   ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash                                            $    367,261    $    193,491
   Accounts receivable - oil and gas sales              128,453         224,465
                                                    -----------     -----------
          Total current assets                          495,714         417,956
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              10,117,650      10,111,281
Accumulated depletion                                (8,688,082)     (8,534,409)
                                                    -----------     -----------
          Net oil and gas properties                  1,429,568       1,576,872
                                                    -----------     -----------
                                                   $  1,925,282    $  1,994,828
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $     53,099    $     18,724

Partners' capital:
   Managing general partner                              18,964          20,003
   Limited partners (12,935 interests)                1,853,219       1,956,101
                                                    -----------     -----------
                                                      1,872,183       1,976,104
                                                    -----------     -----------
                                                   $  1,925,282    $  1,994,828
                                                    ===========     ===========


The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

  The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                           Three months ended         Nine months ended
                                              September 30,              September 30,
                                         ----------------------    ------------------------
                                            2001        2000          2001          2000
                                         ---------    ---------    ----------    ----------
Revenues:
  Oil and gas                            $ 279,405    $ 404,891    $1,050,356    $1,043,026
  Interest                                   2,482        4,613         9,266        11,691
  Gain on disposition of assets                -            -             -             259
                                          --------     --------     ---------     ---------
                                           281,887      409,504     1,059,622     1,054,976
                                          --------     --------     ---------     ---------
Costs and expenses:
  Oil and gas production                   146,434      130,098       439,961       415,111
  General and administrative                 8,383       12,147        31,511        31,291
  Impairment of oil and gas properties      52,901          -          52,901           -
  Depletion                                 35,751       30,877       100,772        79,675
                                          --------     --------     ---------     ---------
                                           243,469      173,122       625,145       526,077
                                          --------     --------     ---------     ---------
Net income                               $  38,418    $ 236,382    $  434,477    $  528,899
                                          ========     ========     =========     =========
Allocation of net income:
  Managing general partner               $     384    $   2,364    $    4,345    $    5,289
                                          ========     ========     =========     =========
  Limited partners                       $  38,034    $ 234,018    $  430,132    $  523,610
                                          ========     ========     =========     =========
Net income per limited
  partnership interest                   $    2.94    $   18.09    $    33.25    $    40.48
                                          ========     ========     =========     =========



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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                          Managing
                                          general       Limited
                                          partner       partners        Total
                                         ----------    ----------    ----------


Balance at January 1, 2001               $  20,003     $1,956,101    $1,976,104

    Distributions                           (5,384)      (533,014)     (538,398)

    Net income                               4,345        430,132       434,477
                                          --------      ---------     ---------

Balance at September 30, 2001            $  18,964     $1,853,219    $1,872,183
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Nine months ended
                                                          September 30,
                                                    ------------------------
                                                       2001          2000
                                                    ----------    ----------
Cash flows from operating activities:
  Net income                                        $  434,477    $  528,899
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Impairment of oil and gas properties             52,901           -
       Depletion                                       100,772        79,675
       Gain on disposition of assets                       -            (259)
  Changes in assets and liabilities:
    Accounts receivable                                 96,012       (21,329)
    Accounts payable                                    34,375        22,103
                                                     ---------     ---------
        Net cash provided by operating activities      718,537       609,089
                                                     ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                   (6,369)       (9,580)
  Proceeds from asset dispositions                         -             259
                                                     ---------     ---------
        Net cash used in investing activities           (6,369)       (9,321)
                                                     ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                      (538,398)     (594,086)
                                                     ---------     ---------
Net increase in cash                                   173,770         5,682
Cash at beginning of period                            193,491       215,801
                                                     ---------     ---------
Cash at end of period                               $  367,261    $  221,483
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

                           PARKER & PARSLEY 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1.      Organization and nature of operations

Parker & Parsley 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.      Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.      Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $52,901 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Note 4.      Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $3,228,907 of which $3,153,865 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues increased 1% to $1,050,356 for the nine months ended September 30, 2001 as compared to $1,043,026 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas, offset by lower average prices received for oil and natural gas liquids ("NGLs") and a decline in production. For the nine months ended September 30, 2001, 25,222 barrels of oil, 10,396 barrels of NGLs and 65,563 mcf of gas were sold, or 46,545 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 24,596 barrels of oil, 13,677 barrels of NGLs and 56,955 mcf of gas were sold, or 47,766 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.98, or 7%, from $28.30 for the nine months ended September 30, 2000 to $26.32 for the same period in 2001. The average price received per barrel of NGLs decreased $.25, or 2%, from $14.48 during the nine months ended September 30, 2000 to $14.23 for the same period in 2001. The average price received per mcf of gas increased 39% from $2.62 during the nine months ended September 30, 2000 to $3.64 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Gain on disposition of assets of $259 was recognized during the nine months ended September 30, 2000 resulting from equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $625,145 for the nine months ended September 30, 2001 as compared to $526,077 for the same period in 2000, an increase of $99,068, or 19%. This increase was due to increases in the impairment of oil and gas properties, production costs, depletion and general and administrative expenses ("G&A").

Production costs were $439,961 for the nine months ended September 30, 2001 and $415,111 for the same period in 2000 resulting in an increase of $24,850, or 6%. The increase was primarily due to higher ad valorem taxes and additional well maintenance costs incurred to stimulate well production, offset by a decrease in workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 1%, from $31,291 for the nine months ended September 30, 2000 to $31,511 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $52,901 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Depletion was $100,772 for the nine months ended September 30, 2001 as compared to $79,675 for the same period in 2000, representing an increase of $21,097, or 26%. This increase was the result of a decrease in proved reserves during the period ended September 30, 2001 due to lower commodity prices and an increase in oil production of 626 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 31% to $279,405 for the three months ended September 30, 2001 as compared to $404,891 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decrease in production. For the three months ended September 30, 2001, 7,667 barrels of oil, 3,981 barrels of NGLs and 17,597 mcf of gas were sold, or 14,581 BOEs. For the three months ended September 30, 2000, 9,541 barrels of oil, 4,325 barrels of NGLs and 20,466 mcf of gas were sold, or 17,277 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.83, or 7%, from $27.98 for the three months ended September 30, 2000 to $26.15 for the same period in 2001. The average price received per barrel of NGLs decreased $4.85, or 30%, from $15.92 during the three months ended September 30, 2000 to $11.07 for the same period in 2001. The average price received per mcf of gas decreased 41% from $3.38 during the three months ended September 30, 2000 to $1.98 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $243,469 for the three months ended September 30, 2001 as compared to $173,122 for the same period in 2000, an increase of $70,347, or 41%. This increase was due to increases in the impairment of oil and gas properties, production costs and depletion, offset by a decrease in G&A.

Production costs were $146,434 for the three months ended September 30, 2001 and $130,098 for the same period in 2000, resulting in a $16,336 increase, or 13%. The increase was primarily due to higher ad valorem taxes and additional well maintenance costs incurred to stimulate well production, offset by a decline in production taxes.

During this period, G&A decreased 31% from $12,147 for the three months ended September 30, 2000 to $8,383 for the same period in 2001, due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

The Partnership recognized a non-cash impairment provision of $52,901 related to its proved oil and gas properties during the period ended September 30, 2001.

Depletion was $35,751 for the three months ended September 30, 2001 as compared to $30,877 for the same period in 2000, representing an increase of $4,874, or 16%. This increase was due to a decrease in proved reserves during the period ended September 30, 2001 compared to the same period in 2000 as a result of lower commodity prices, offset by a decrease in oil production of 1,874 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $109,448 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to an increase in oil and gas sales receipts of $4,905 and a reduction of $129,613 in working capital, offset by increases in production costs of $24,850 and G&A expenses of $220. The increase in revenue receipts resulted from increases in gas prices of $58,271 and $47,798 resulting from an increase in oil and gas production during 2001 as compared to the same period in 2000, offset by decreases of $54,476 in oil and NGL prices and $46,688 in NGL production. The increase in production costs was primarily due to higher ad valorem taxes and additional well maintenance costs incurred to stimulate well production, offset by a decrease in workover costs. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 2001 and 2000 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $259 received during the nine months ended September 30, 2000 were due to equipment credits received on one well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $538,398, of which $5,384 was distributed to the managing general partner and $533,014 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $594,086, of which $5,941 was distributed to the managing general partner and $588,145 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.


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


                                           PARKER & PARSLEY 88-A, L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 9, 2001           By:    /s/ Rich Dealy
                                           -------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer